Form 10-Q
period 2012-09-30
San Lotus Holding Inc
filed 2012-11-15
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-176694

SAN LOTUS HOLDING INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3F B302C, No. 185 Kewang Road Longtan Township, Taoyuan County 325 Taiwan (R.O.C.)
(Address of principal executive office and zip code)

+886-3-4072339 & 886-3-4071534 fax
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Lar Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 14, 2012, 14,572,130 shares of the Registrant’s common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended September 30, 2012

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

SAN LOTUS HOLDING INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2012	December 31, 2011
		(Unaudited)
ASSETS
Current Assets
Cash in Bank	$233,284	$178,950
Prepaid and other current assets	31,405	-
Total Current Assets	264,689	178,950

Fixed assets- net	687,300	-

Long-term investments	135,163	-
Deposits	7,231	-

Total Assets	$1,094,383	$178,950

LIABILITIES AND EQUITY

Current Liabilities
Accrued expenses	$53	$914
Other payable	6,338	-
Total Current Liabilities	6,391	914

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized,
14,572,130 and 2,000,000 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	1,457,213	200,000
Additional paid-in capital	24,000	24,000
Deficit accumulated during the development stage	(402,200)	(45,964)
Other comprehensive income	4,994	-
Total stockholders' equity	1,084,007	178,036
Noncontrolling interest	3,985	-
Total Equity	1,087,992	178,036

Total Liabilities and Equity	$1,090,398	$178,950

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

					Deficit Accumulated from
					June 21, 2011
	Nine Months Ended		Three Months Ended		(Inception)
	September 30,	September 30,	September 30,	September 30,	through
	2012	2011	2012	2011	September 30, 2012
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	377,916	563	328,573	563	423,880
Loss from Operations	(377,916)	(563)	(328,573)	(563)	(423,878)
Other income (expenses)
Interest income	2	-	2	-	2
Loss from long-term investment	(20,837)	-	(13,862)	-	(20,837)
Total other income (expense)	(20,835)	-	(13,860)	-	(20,835)
Net loss before income taxes	(398,751)	(563)	(342,433)	(563)	(444,715)
Provision for income taxes	-	-	-	-	-
Net loss	(398,751)	(563)	(342,433)	(563)	(444,715)
Net loss attributable to noncontrolling interest	(42,515)	-	(42,515)	-	(42,515)
Net loss attributable to San Lotus Holding Inc and Subsidiaries	$(356,236)	$(563)	$(299,918)	$(563)	$(402,200)
Net Loss Per Share-
Basic and Diluted	$(0.07)	$(0.00)	$(0.02)	$(0.00)	$(0.08)
Weighted Average Shares Outstanding:
Basic and Diluted	5,406,623	1,333,333	13,912,116	1,478,261	5,126,954
Other comprehensive income:
Net loss	$(356,236)	$(563)	$(299,918)	$(563)	$(402,200)
Foreign currency translation adjustment	4,994	-	4,994	-	4,994
Comprehensive income	$(351,242)	$(563)	$(294,924)	$(563)	$(397,206)

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH SETPEMBER 30, 2012
(UNAUDITED)

			Accumulated from
	Nine Months Ended	Nine Months Ended	June 21, 2011 (Inception)
	September 30, 2012	September 30, 2011	through September 30, 2012
Cash flows from operating activities
Net loss	$(356,236)	$(563)	$(402,200)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,508	-	10,508
Loss from long-term investment	20,837	-	20,837
Changes in assets and liabilities:
Increase in prepaid and other current assets	(31,405)	-	(31,405)
Decrease (increase) in accrued expenses	(861)	563	53
Increase in other payable	6,338	-	6,338
Increase in deposits	(7,231)	-	(7,231)
Noncontrolling interest	(42,515)	-	(42,515)
Net cash used in operating activities	(400,565)	-	(445,615)
Cash flows from investing activities
Purchase of fixed assets	(697,808)	-	(697,808)
Long-term investments	(156,000)	-	(156,000)
Net cash used in investing activities	(853,808)	-	(853,808)
Cash flows from financing activities
Issuance of shares	1,257,213	-	1,481,213
Net cash provided by financing activities	1,257,213	-	1,481,213
Effect of exchange rate changes on cash and cash equivalents	51,494	-	51,494
Net change in cash	54,334	-	233,284
Cash and cash equivalents
Beginning	178,950	-	-
Ending	$233,284	$-	$233,284
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-
Non-cash transaction:
Stock subscription receivable	$-	$224,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by the generally accepted accounting principles of the United States of America (“GAAP”). The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2011.

Nature of Business

San Lotus Holding Inc, a company in the developmental stage (the “Company” or “San Lotus”), was incorporated on June 21, 2011 in the State of Nevada. The Company has not conducted business operations nor had revenues from operations since its inception. The Company’s business plan is to design and market global travel packages and affinity travel excursions throughout the world, and develop a global travel and leisure agency business.

The Company’s year-end is December 31.

Basis of Consolidation

The consolidated financial statements include the accounts of San Lotus Holding Inc and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $402,200 as of September 30, 2012, and it had no revenue from operations since its inception.

The Company faces all the risks common to companies at the development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Building	40 years
Vehicles	5 years
Equipment	5 years

As of September 30, 2011, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	145,027
Vehicles	168,604
Equipment	37,921
Accumulated depreciation	(10,508)

$687,300

Depreciation expenses were $10,508 for the nine-month period ended September 30, 2012.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2012, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2012, there were no deferred tax assets or liabilities.

NOTE 3- INVESTMENTS

On January 20, 2012, the Company purchased 465,000 shares, or a 50 percent interest, of common stock of A Peace World Holding Inc. at a purchase price of $0.1 per share or $46,500 in total. A Peace World Holding Inc. was incorporated in December 2011 in the State of Nevada and has not conducted business operations.

On March 31 2012, the Company purchased 86,000 shares, or a 9.54 percent interest, of common stock of TBWTV Inc. at a purchase price of $1.00 per share or $86,000 in total. The Company’s president is the major shareholder and chief executive officer of TBWTV Inc. The investment is carried at cost.

In July 2012, the Company made a payment for the purchase of 7,000,000 shares, or a 41.2% of common stock, at a purchase price of $0.01 per share, for an aggregate purchase price of $70,000 in A Benbow Holding Inc., a company in which the Company’s vice president serves as president.

In July 2012, the Company purchased 40,000 shares, or 100 percent interest, of common stock of Green Forest Management Consulting Inc. for $300,000 in cash. Green Forest Management Consulting Inc. was incorporated in February 2012 in Taiwan and has not conducted business operations.

NOTE 4- RELATED PARTY TRANSACTIONS

Purchase of Assets- In June 2012, the Company purchased various assets from USA XO Tours, Inc., an entity for which the Company’s president is the owner and serves as chief executive officer, for a total purchase price of $628,141. The items purchased included a condominium unit in Glendale, California, and three vehicles.

Operating Leases- The Company leases an office from a company that is owned by the Company’s vice president and director under an operating lease agreement which expires on December 14, 2012. The monthly base rent is approximately $1,010. Rent expense under this lease amounted to approximately $12,901 and $0 for the nine-month period ended September 30, 2012 and 2011, respectively. The Company has future minimum lease obligations of $2,525 under this lease agreement for the twelve-month periods ended September 30, 2013.

NOTE 5- COMMITTMENT

Operating Leases

The Company leases an office from a related party (Note 4) and three office facilities from an outside party under operating leases that expire on various dates through July 2013. Rental expense for these leases consisted of approximately $31,387 and $0 for the nine-month period ended September 30, 2012 and 2011, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Twelve-month ended September 30,	Amount
2013	$21,671
Total	$21,671

NOTE 6- COMMON STOCK

In April 2012, the Company issued 6,500,000 shares of common stock to two entities at a price of $0.10 per share for an aggregate offering price of $650,000.

In July 2012, the Company issued 6,072,130 shares of common stock to three entities at a price of $0.10 per share for an aggregate offering price of $607,213.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains “forward-looking” statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

BUSINESS OVERVIEW

San Lotus Holding Inc. (hereinafter referred to as “San Lotus” or the “Company”) was incorporated on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market. We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. Now that we have obtained direct investment approval, we are applying for the relevant licenses to operate a travel agency in Taiwan. We anticipate that we will be able to obtain this approval by November 2012. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in others countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan. We expect to begin to generate revenue in Taiwan starting in the fourth quarter of 2012, after we have obtained the relevant licenses and approval from the government.

Our travel services entity in Taiwan will provide both outbound travel services for customers based in Taiwan and inbound travel services for customers based abroad and coming to Taiwan. Both the outbound and inbound services will be conducted in our Taiwan office, except the inbound services will rely in part on advertising conducted or directed outside of Taiwan, such as through television stations like TBWTV Inc., a California television station we recently invested in.

We will not only book airplane tickets, hotel rooms and tours, but design specialized destination-related travel services for our customers based on their specific needs and desires while they are in Taiwan. In this way, our market will consist of both those potential travelers based in Taiwan, but also anyone from any other country who might be planning a trip to Taiwan or need assistance with designing a travel itinerary once they arrive in Taiwan. We will market our products and services to the travel population in Taiwan and abroad through our website, www.sanlotusholding.com, as well as through services such as Twitter and other media outlets. In addition, we have already taken steps to begin marketing our services to the Chinese market in California through our purchase of a minority interest in TBWTV Inc. (“TBWTV”), a California-based television station. We plan to use this entity for purposes of gaining access to a means of advertising our services to the California market of potential Taiwan travelers. Our president, Chen Li Hsing, sits on the board of directors of TBWTV and, as a result, has knowledge of when preferred advertising slots become available and he may be able to assist us in gaining preferable advertising rates, although we have no contractual guarantees on either of these issues. In addition, we have purchased three vehicles to provide transportation to our customers while they are in California, a common destination for Taiwan business travelers and tourists. We intend to use the cars, with hired drivers, to provide car service for our customers from the airport to their hotels or other desired destinations upon their arrival in California. Providing car service is an experimental project at this point as we only have three vehicles available for use. We will charge our customers an amount that will cover our expenses in providing the car and driver. In the event the service is popular and appears to benefit our services, we may add to the service in the future, at which time we would reevaluate the amount we charge for the service. We do not plan to make any further expansions into California or the U.S. at this time, other than to develop some basic marketing and advertising through TBWTV and our website, www.sanlotusholding.com.

Our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch offices):

1.	Start-up Cost
A.	Capital requirements - $100,000 upon application license – September, 2012
B.	Statutory reserve - $20,000 upon approval of license – December, 2012
C.	Fees – estimated at $1,000 upon application for license – September, 2012
D.	Rent deposit – estimated at $2,000 upon rental of office – September, 2012
E.	Equipment, etc. – estimated at $5,000 – September, 2012
F.	Purchase of condominium and automobiles in California - $628,141 – June, 2012
G.	Purchase of minority interest in TBWTV Inc. - $86,000 – March, 2012
H.	Purchase of interest in A Peace World Holding Inc. - $46,500 – January, 2012
2.	Operating Expenses
A.	Number of employees and salary per office – 3 employees at $1,500 each per month for a total of $4,500 – September, 2012
B.	Office size and rent – approximately 700 square feet @ $1,500 per month – September, 2012
C.	Telecommunications – estimated @ $200 per month starting in June and increasing to $700 starting September, 2012
D.	Utilities, etc. – estimated @ $500 per month starting in September, 2012
E.	Advertising – estimated at $5,000 for initial television advertising development – November, 2012
F.	TBWTV – estimated at $500 per month to run the ad starting in January, 2013
G.	Condominium expenses – estimated at $1,500 per month starting in October, 2012
H.	Automobile-related expenses – estimated at $1,500 per month starting in October, 2012
3.	Projected Sales
A.	Dollar sales/commission per office
B.	Breakdown of sales by product
4.	Projected Cash Flow
5.	Breakeven point and Projected Earnings

Making projections using real figures based on the module operations should lower our level of risk in expanding to other countries. Thus, at this moment, it is premature to set any definitive dates in applying to obtain statutory approval to operate travel agencies beyond Taiwan (R.O.C.). However, we anticipate that after one full year of operation, we will have sufficient data to construct an expansion plan on to establish ventures beyond Taiwan.

Products and Services Offered:

•	Transportation: airlines / buses / car rentals / railways / cruises;

•	Accommodation: hotels / resorts / cruises; and

•	Packaged holidays / local tours.

Our business strategy is to generate revenue mainly through commissions or mark-ups for selling travel products. For example, for airplane tickets, for which we do not take inventory, we will receive commission revenue from the airlines as compensation for selling airplane tickets to our customers. In other words, our revenue will not come directly from the payments which the customers make to the airlines, but instead our commission revenue will be paid by the product provider (e.g. airlines) directly to our Company. The size of commission will vary from product to product, depending on how product providers (e.g. airlines) set their distribution strategy. Below is an estimate of the commission percentage we expect to be able to obtain for each type of product:

Type of Product	Estimated Commission %
Transportation	3 ~ 10%
Accommodation	3 ~ 10%
Packaged Tours	3 ~ 10%

Another type of revenue would come from mark-ups. Our mark-up revenue will be earned when we choose to take inventory on products such as hotel stays, cruise trips or tours. This type of revenue is different from commission-based revenue in that we will secure the product outright before customers purchase the product. After we purchase the product, we would then sell the product to the customer at a higher price, thereby earning the difference or mark-up as profit. The size of the mark-up will vary depending on our inventory level, market conditions and customer preference.

Below is an estimate of the mark-up percentage and the initial cost of obtaining wholesale inventory for each type of product:

Type of Product	Estimated Mark-up %	Initial Cost of Obtaining Wholesale Inventory
Transportation	5 ~ 20%	$10,000
Accommodation	10 ~ 30%	$30,000
Packaged Tours	10 ~ 20%	$10,000

We expect to incur the cost of obtaining wholesale inventory starting in November 2012 or as soon as our license has been granted. Consequently, we will recover the cost and make a profit when inventory is turned over or sold. The profitability of our mark-up business will depend on how frequent inventory is turned.

We anticipate providing other ancillary travel services such as submitting visa applications on behalf of clients. It is our belief that for a visa application, it is customary to charge a handling fee of US$5~10. These types of services, however, should only constitute a small part of our overall revenue.

We plan to market our company to high-income individuals and affinity groups, such as private schools, alumni groups and wealth management organizations at banks and investment firms. Our plan to reach these target customers is through seeking lists from the affinity groups and marketing online. In terms of seeking lists from affinity groups, our strategy involves no upfront cost to our company. We will instead share the profits with the organizations that provided such lists when customers purchase travel products through our company. Our general rule of thumb is to share 50% of the profit with the affinity group. This estimate may be adjusted upward or downward depending on the size and quality of the customer list. Separately, we plan to market our company online through our company website. Currently under construction, our company website, www.sanlotusholding.com, will be a vehicle to promote our offerings to a wide audience. We plan on interacting with our retail customers primarily through our website. Our customers will be able to place their purchases via the telephone, through credit card or bank transfer payment. We have no plans to operate storefront offices (brick-and-mortar locations). In conjunction with the website, we will develop a free subscription email newsletter that can be marketed through the website and various social media vehicles. At this time, our current management team is responsible for developing such newsletters. The newsletter can offer travel tips, consultation and discounted pricing to subscribers. Subscribers will be charged a fee to be determined at a later date for access to information beyond the regular newsletter, such as a second page of the newsletter that offers special offerings, in-depth guides to certain destinations or tips for optimizing or extending trips.

Business Development

The Company seeks to develop mutually beneficial business relationships with travel product providers, such as airlines, hotels and tour operators, and will begin offering travel products to our customers. The Company will work on reaching a variety of affinity groups and reaching agreements to service their customers. The Company plans to launch a website to begin marketing its services online. The company anticipates the cost of the website to be less than $5,000 and expects to have it operational by the end of fourth quarter 2012. We have projected our costs as a reporting company in our first six months could be as high as $7,500, which would include our first 10-K filing and annual audit.

Marketing and Sales

Our initial marketing efforts will be geared to drive prospective clients to our website, www.sanlotusholding.com, when operational. We plan to use social media vehicles such as Twitter and Facebook to generate awareness of our website. We expect to engage prospective clients through promoting our website and responding to requests for information. Eventually, we expect to use broader based email marketing to generate a much larger number of sales leads that will be followed up with a personal exchange, via email or telephone, but there is no guarantee this will be successful. We will also market to potential customers based in California through TBWTV, the California television station in which we own a minority interest. Because of our ownership interest, we may be able to obtain favorable advertising rates and thus will be able to affordably advertise our services to California’s traveling population and direct them to our website without the need for establishing a brick and mortar travel agency in California.

We have taken the following steps in implementing our business plan:

Vendor discussion and supplier agreements

We have contacted vendors to provide travel related products to our customers. Below is a summary of the number of vendors who have responded favorably to our request. We have not signed any formal supplier agreements with product vendors.

Type of Vendor	Number of Vendor
Airline	2
Bus Company	1
Cruise Company	2
Hotel	7
Resort	2
Other Travel Agency	2

Website Development

We have registered the domain name for our company’s website and have commenced work with a web designer in constructing the website.

Television Advertising in California

Through our purchase of a minority interest in TBWTV Inc., a California-based television station, we will begin advertising our services to potential Taiwan travelers in California. With California’s large Asian population and strong business connections with Taiwan, we believe there is potential to develop a strong customer base in California by directing potential customers to our website. We will begin developing ads in November of 2012 with a plan to begin advertising in January of 2013. As part of this effort, we have purchased a condominium unit in California so that our management and employees will be able to easily be able to travel to California to work on our television advertising campaign, as well as enable them to work with our various U.S. service providers. In addition, we purchased three vehicles that will be used to transport our management, as well as our customers, when in California.

Affinity Groups

We have used the contacts of our directors and officers in initially contacting various affinity groups. Thus far, we have had conversations with no less than five groups that have expressed interest in sharing their group list with our company. However, at this time we have not executed any of agreements with these companies. Below is a summary of the statistics we wish to reach regarding various affinity groups:

Type of Vendor	Number of Vendor
Airline	5
Bus Company	2
Cruise Company	2
Hotel	15
Resort	5
Other Travel Agency	5

We are in the process of applying for our business license in Taiwan. We expect to receive approval for our business license by the end of November 2012. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

•	Formally launch online operations (by the end of November 2012)
•	Sign formal supplier agreements with product vendors that have expressed interest previously (by the end of the year 2012)
•	Begin advertising with TBWTV (by January, 2013)
•	Sign on additional product vendors (ongoing)
•	Sign profit sharing agreements with affinity groups that have expressed interest previously (by the end of the year 2012)
•	Sign on additional affinity groups (ongoing)
•	Hire office staff (by the end of October 2012)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we may also from time to time invest in travel-related service providers that we believe can help better service our customers and help them meet their travel needs. Through investing in such entities, we may be able to recoup some of our costs through maintaining small ownership interests in the entities our clients use. Furthermore, by investing in these entities, we may be able to work with them to better improve their travel offerings or related services or bring the entities up to the standard of service our customers expect. We recently made one such investment in A Peace World Holding Inc. (“APW”), a company in the early stages of developing destination real estate products and services. We expect that APW, based on its expressed business plans, will develop destination real estate that our customers will be interested in traveling to, thus enhancing the products and services we can provide to our customers. Any costs involved in offering such products and services to our customers, if there are any such costs, will be incorporated into the fees we charge our customers for our service. At this time we have no further plans for making any additional such investments and therefore have no plans of making further capital expenditures in relation to such investments.

EMERGING GROWTH COMPANY STATUS

We qualify as an “emerging growth company” under the recently enacted Jumpstart our Businesses Act of 2012 (the “JOBS” Act). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

  Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

  Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

  Obtain shareholder approval of any golden parachute payments not previously approved; and

  Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Until such time, however, because the JOBS Act has only recently been enacted, we cannot predict whether investors will find our stock less attractive because of the more limited disclosure requirements that we may be entitled to follow and other exemptions on which we are relying while we are an “emerging growth company.” If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

RESULTS OF OPERATIONS

The following table summarizes our historical condensed consolidated statements of operations data.

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$--	$--	$--	$--
General and administrative expense	328,573	563	377,916	563
Loss from operations	(328,573)	(563)	(377,916)	(563)
Other Income	(13,860)	--	(20,835)	--
Net loss before income taxes	(342,433)	(563)	(398,751)	(563)
Provision for income taxes	--	--	--	--
Net loss	(342,433)	(563)	(398,751)	(563)
Net Loss attributable to noncontrolling interest	(42,515)	-	(42,515)	--
Net loss attributable to San Lotus Holding Inc. and Subsidiaries	$(299,918)	$(563)	$(356,236)	$(563)
Net loss per share	(0.02)	(0.0)	(0.07)	(0.0)
Weighted average shares outstanding	13,912,116	1,478,261	5,406,623	1,333,333
Other comprehensive income:
Net loss	(299.918)	(563)	(356,236)	(563)
Foreign currency translation adjustment	4,994	--	4,994	--
Comprehensive income (loss)	$(294,924)	$(563)	$(351,242)	$(563)

Three and Nine Months Ended September 30, 2012 and 2011

Revenues.  We did not generate any revenue for the three- and nine-month periods ended September 30, 2012 and September 30, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $328,573 and $377,916 during the three- and nine-month periods ended September 30, 2012. This was an increase of $328,010, or 58,261%, and $377,353, or 67,025%, as compared with expenses of $563 for the three- and nine-month periods ended September 30, 2011. This increase was mainly due to an increase in our development efforts, hiring additional professional service firms to assist us in our audit and Securities and Exchange Commission filings, and initial development costs for our business.

Income (loss) from operations.   Loss from operations increased approximately $(328,010), or 58,261%, to $(328,573) for the three months ended September 30, 2012 from $(563) for the three months ended September 30, 2011. Loss from operations increased approximately $(377,353), or 67,025%, to $(377,916) for the nine months ended September 30, 2012 from $(563) for the nine month period ended September 30, 2011.  This increase was mainly due to an increase in our development costs as we began implementing our business plans.

Other Income (expenses).  Other expenses increased approximately $(13,860), or 100%, to $(13,860) for the three months ended September 30, 2012 from approximately $0 for the same period in 2011.  Other expenses increased approximately $(20,835), or 100%, to $(20,835) for the nine months ended September 30, 2012 from approximately $0 for the same period in 2011.

Income (loss) Before Provision of Income Taxes.  Loss before income taxes increased approximately $(341,870), or 60,723%, to $(342,563) for the three months ended September 30, 2012 from $(563) for the same period in 2011.  This increase was mainly due to an increase in our development costs. Losses before income taxes increased approximately $(398,188), or 70,726%, to $(398,751) for the nine months ended September 30, 2012 from $(563) for the same period in 2011. These increases were mainly due to an increase in our development costs.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the three- and nine-month periods ending September 30, 2012 and 2011.

Net Income (loss).  Net loss increased approximately $(299,355), or 53,171%, to $(299,918) for the three months ended September 30, 2012 from $(563) for the same period in 2011.  Net loss increased approximately $(355,673), or 63,175%, to $(356,236) for the nine months ended September 30, 2012 from $(563) for the same period in 2011. This increase was due to continued expenditures, while earning no income, as we are in the initial stages of developing our business.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions from our initial investors, which should be adequate to fund the development of our operations for the next six months. To continue after that, we will either need to raise additional funds through the private placement of debt or equity securities, or borrow money from our founder and president, Chen Li Tsing.

Our working capital at September 30, 2012 totaled $258,298. Up until this time, our primary use of capital consisted of our initial funding of our wholly-owned Taiwan subsidiary, Green Forest Management Consulting Inc., a Taiwan entity (“Green Forest”), and investments in property in California to assist us in beginning marketing our travel services to potential Taiwan travelers located in the U.S.

Going Concern

At present, we have enough cash to pay for the general and administrative expenses of San Lotus Holding Inc. for the next six months and we have enough cash to fund our Taiwan subsidiary, Green Forest, for the next year. As such, and as we have yet to attain profitability, we may be reliant on obtaining additional financing, or taking out loans from our president, in order to continue developing our operations as planned. Based on these assumptions, our auditor has expressed doubt about our ability to continue as a going concern.

Critical Accounting Polices

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements included in this Quarterly Report on Form 10-Q.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Policies

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to a material weakness in our internal control over financial reporting which is described below.

Management identified significant deficiencies related to (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company’s failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We plan to address these weaknesses in the near term as the Company develops.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Furnished herewith, XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAN LOTUS HOLDING INC.

Date: November 14, 2012	By:	/s/ Chen Tseng Chih Ying
Chen Tseng Chih Ying, Chief Executive Officer and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Lin Mu Chen
Lin Mu Chen, Chief Financial Officer
and Principal Accounting Officer

