Form 10-K
period 2012-12-31
San Lotus Holding Inc
filed 2013-04-01
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Lar Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒   No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $289,200. All executive officers of the registrant have been deemed “affiliates” solely for the purpose of this calculation.

Number of shares of Common Stock outstanding as of March 28, 2013: 14,572,130.

Table of Contents

San Lotus Holding Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those assumptions are based. These forward-looking statements are generally identified by words such as “believes,” “project,” “expect,” “anticipate,” “estimates,” “intends,” “plan,” “may,” “will continue,” and similar expressions. Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, regulatory changes, availability of capital, interest rates, competition and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. References in this Annual Report on Form 10-K to “we,” “us,” “our,” “San Lotus” and the “Company” are to San Lotus Holding Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

ITEM 1. BUSINESS

Business Overview

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the fourth quarter of 2013. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in others countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in the fourth quarter of 2013, after we obtain the relevant licenses and approval from Taiwan’s government.

Our travel services entity in Taiwan will provide both outbound travel services for customers based in Taiwan and inbound travel services for customers based abroad and coming to Taiwan. Both the outbound and inbound services will be conducted in our Taiwan office, except the inbound services will rely in part on advertising conducted or directed outside of Taiwan.

We will not only book airplane tickets, hotels and tours, but design specialized destination-related travel services for our customers based on their specific needs and desires while they are in Taiwan. In this way, our market will consist of both those potential travelers based in Taiwan, but also anyone from any other country who might be planning a trip to Taiwan or need assistance with designing a travel itinerary once they arrive in Taiwan. We will market our products and services to the travel population in Taiwan and abroad through our website, www.sanlotusholding.com, as well as through services such as Twitter and other media outlets. In addition, we have already taken steps to begin marketing our services to the Chinese market in California through a California television station, TBWTV Inc. (“TBWTV”). We plan to use this entity for purposes of gaining access to a means of advertising our services to the California market of potential Taiwan travelers. Our vice president and secretary, Yu Chien Yang and Chen Kuan Yu, sit on the board of directors of TBWTV and, as a result, have knowledge of when preferred advertising slots become available and may be able to assist us in gaining preferable advertising rates, although we have no contractual guarantees on either of these issues. In addition, we have purchased three vehicles to provide transportation to our customers while they are in California, a common destination for Taiwan business travelers and tourists. We intend to use the cars, with hired drivers, to provide car service for our customers from the airport to their hotels or other desired destinations upon their arrival in California. Providing car service is an experimental project at this point as we only have three vehicles available for use. We will charge our customers an amount that will cover our expenses in providing the car and driver. In the event the service is popular and appears to benefit our services, we may add to the service in the future, at which time we would reevaluate the amount we charge for the service.

In addition to developing our business in Taiwan, in the first quarter of 2013, we entered into non-binding letters of intent to acquire existing travel services agencies in Taipei City, Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. We plan to proceed in negotiating terms for these acquisitions over the course of the next several months while we simultaneously gather operational data from our module operation in Taiwan. At the same time, we entered into non-binding letters of intent to acquire land in Taiwan, which land we intend to use to develop destination-related travel services. Each of these non-binding letters of intent were disclosed to the SEC in a Current Report on Form 8-K shortly after our entry into each such non-binding letter of intent.

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.	Start-up Cost
A.	Capital requirements - $100,000 upon application license – June, 2013
B.	Statutory reserve - $20,000 upon approval of license – June, 2013
C.	Fees – estimated at $1,000 upon application for license – June, 2013
D.	Rent deposit – estimated at $2,000 upon rental of office – September, 2012
E.	Equipment, etc. – estimated at $5,000 – September, 2012
F.	Purchase of condominium and automobiles in California - $628,141 – June, 2012
G.	Purchase of interest in A Peace World Holding Inc. - $46,500 – January, 2012
2.	Operating Expenses
A.	Number of employees and salary per office – two employees at $1,500 each per month for a total of $3,000 – September, 2012
B.	Office size and rent – approximately 700 square feet @ $1,500 per month – September, 2012
C.	Telecommunications – estimated @ $200 per month starting in June and increasing to $700 starting September, 2012
D.	Utilities, etc. – estimated @ $500 per month starting in September, 2012
E.	Advertising – estimated at $5,000 for initial television advertising development – November, 2012
F.	Condominium expenses – estimated at $1,500 per month starting in June, 2013
G.	Automobile-related expenses – estimated at $1,500 per month starting in June, 2013
3.	Projected Sales
A.	Dollar sales/commission per office
B.	Breakdown of sales by product
4.	Projected Cash Flow
5.	Breakeven point and Projected Earnings

Making projections using real figures based on the module operations should lower our level of risk as we expand into other countries. While it is premature to set any definitive dates in applying for obtaining statutory approval to operate travel agencies beyond Taiwan (R.O.C.), we anticipate that after one full year of operation, we will have sufficient data to construct an expansion plan for establishing ventures beyond Taiwan.

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

We expect to incur the cost of obtaining wholesale inventory starting in the fourth quarter of 2013 or as soon as our license to operate a travel agency has been granted. Consequently, we will recover the cost and make a profit when inventory is turned over or sold. The profitability of our mark-up business will depend on how frequently inventory is turned.

We anticipate providing other ancillary travel services such as submitting visa applications on behalf of clients. It is our understanding that it is customary to charge a handling fee of US$5~10 for the submission of a visa application. These types of services, however, should only constitute a small part of our overall revenue.

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

Business Development

The Company seeks to develop mutually beneficial business relationships with travel product providers, such as airlines, hotels and tour operators, and will begin offering travel products to our customers. The Company will work on reaching a variety of affinity groups and reaching agreements to service their customers. The Company plans to launch a website to begin marketing our services online. The Company anticipates the cost of the website to be less than $5,000 and expects to have it operational by the end of the second quarter of 2013. We have projected our costs as a reporting company in our first year to be approximately $100,000 in legal fees and $60,000 in auditing fees, including our first 10-K filing and annual audit.

Marketing and Sales

Our initial marketing efforts will be designed to drive prospective clients to our website, www.sanlotusholding.com, when operational. We plan to use social media vehicles such as Twitter and Facebook to generate awareness of our website. We expect to engage prospective clients through promoting our website and responding to requests for information. Eventually, we expect to use broader-based email marketing to generate a much larger number of sales leads that will be followed up with a personal exchange, via email or telephone, but there is no guarantee this will be successful. We will also market to potential customers based in California through TBWTV, a Chinese language television station based in California.

We have taken the following steps in implementing our business plan:

Vendor discussion and supplier agreements

We have contacted vendors to provide travel related products to our customers. Below is a summary of the number of vendors who have responded favorably to our request. We have not signed any formal supplier agreements with product vendors.

Type of Vendor	Number of Vendors
Airline	2
Bus Company	1
Cruise Company	2
Hotel	7
Resort	2
Other Travel Agency	2

Website Development

We have registered the domain name for our company’s website and have commenced work with a web designer in constructing the website.

Television Advertising in California

We will begin advertising our services to potential Taiwan travelers in California through TBWTV Inc., a local California station geared toward Chinese speaking audiences, sometime in the fourth quarter of 2013. With California’s large Asian population and strong business connections with Taiwan, we believe there is potential to develop a strong customer base in California by directing potential customers to our website. As part of this effort, we have purchased a condominium unit in California so that our management and employees will be able to easily be able to travel to California to work on our television advertising campaign, as well as enable them to work with our various U.S. service providers. In addition, we purchased three vehicles that will be used to transport our management, as well as our customers, when in California.

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

Type of Vendor	Number of Vendors
Airline	5
Bus Company	2
Cruise Company	2
Hotel	15
Resort	5
Other Travel Agency	5

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by sometime in the fourth quarter of 2013. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

•	Formally launch online operations (by the end of Second Quarter 2013)
•	Sign formal supplier agreements with product vendors that have expressed interest previously (by the end of the year 2013)
•	Begin advertising with TBWTV (by June, 2013)
•	Sign on additional product vendors (ongoing)
•	Sign profit sharing agreements with affinity groups that have expressed interest previously (by the end of the year 2012)
•	Sign on additional affinity groups (ongoing)
•	Hire office staff (by the end of June 2013)

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

Competition

We will face competition from many individuals and companies that also market travel products. Observation tells us that the current travel industry is generally driven by the lowest cost provider. However, different segments of the market, such as the affluent segment, consider factors beyond cost when they plan vacations and travel. Ahead of cost, an affluent consumer may value factors such as convenience, comprehensive service, and luxury and/or prestige, to name a few. We believe that a successful marketing effort to reach the affluent market segment (retiring baby boomers) with the right quality of products should increase our revenue opportunity. In Taiwan, market conditions for the travel industry are similar to those of the U.S. There is a mix of large travel agencies, online service providers and small-scale local operators. However, since Taiwan is geographically much smaller than the U.S., competition is fierce.

In Taiwan, there are four types of travel agencies:

1.	Mega Agencies
A.	Lion Travel
B.	Cola Tour
C.	EZ Travel
2.	Intermediate-Small – locally or regionally owned agencies
A.	Star Travel
B.	SET Tour
3.	Independent Agencies: Usually catering to a special or niche market
A.	Royal Jet Way
B.	Perfect Travel
C.	Life Tour
4.	Airline & other types of travel consolidators
A.	China Airlines
B.	EVA Airlines
C.	American Express

We feel at this time we would fall into the Independent Agency category and hope to create our own niche as a more customer-oriented agency or travel service provider with a reputation of going the “extra mile” wherever possible in connecting the right type of customers with the right type of products.

Employees

As of December 31, 2012, we had two full-time employees, in addition to our officers and directors, each of whom work for us on a part-time basis. We plan to employ more qualified employees starting in the second quarter of 2013. By more qualified employees, we mean employees that satisfy the statutory requirements of working in the travel industry (as referenced in Risk Factors under government approval).

Subsidiaries

We conduct our operations in Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Co., Inc., a Taiwan (R.O.C.) corporation.

Availability of Reports Filed with the Securities and Exchange Commission and Corporate Governance Documents

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the public may obtain reports, proxy and information statements and other reports regarding our business at the SEC’s Internet site (http://www.sec.gov).

Our Internet website, www.sanlotusholding.com, is under construction at this time and, as such, our reports are not yet posted separately other than at the SEC’s Internet site. We have not yet adopted corporate governance policies, although we intend to do so at or before our annual meeting of shareholders, which we plan to hold in June of 2013.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). As a result, we are permitted to rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our business is subject to many factors that could materially or adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements made in this Annual Report on Form 10-K. Those risk factors are outlined below.

Risks Related to Our Business

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources of approximately $388,400 over the next 12 months to implement the initial stages of our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities. We have no current plans for additional financing. As of December 31, 2012, we had $277,210 cash in the bank and $103,420 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. (“Green Forest”), for purposes of building our travel services business in Taiwan. We expect the remainder of the needed funds to come in the form of loans from our president and founder, Chen Li Hsing.

We cannot give you any assurance that any additional financing will be available to us or, if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations. We believe the only source of funds that would be realistic at this stage of our operation is through a loan from our president and the sale of equity capital. At this time we have no guarantee or written loan agreement with our president, just a verbal agreement. Now that our stock is quoted on the OTCBB, we may have the opportunity to participate in the equity markets and raise the necessary capital through the sale of our stock. There is no assurance, however, that we will be able to raise capital through the sale of our stock.

WE HAVE A LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANIES.

We are a development stage company and, to date, our development efforts have been focused primarily on the development and marketing of our business model and website. We have a limited operating history for investors to evaluate the potential of our business development. We have not yet built our customer base or our brand name and it is possible we never will. In addition, we face many of the risks and difficulties inherent in gaining market share as a new company.

Our operations to date have been devoted primarily to start-up and development activities, which include:

1.	formation of the Company;
2.	development of our business plan;
3.	evaluating various travel destinations;
4.	researching marketing channels and strategies; and
5.	developing our web site: www.sanlotusholding.com.

Our future will depend on our ability to bring our service to the marketplace, which requires careful planning, without incurring unnecessary cost and expense.

AVAILABILITY OF the Internet makeS it much easier for individuals to plan the details of their own trips.

The availability of the Internet makes it much easier for affluent individuals and others to plan the details of their own trips, thereby eliminating the fees we hope to collect. Such self-managed trips may have caused many travel agencies to go out of business in recent years and may continue to cause travel agencies to go out of business.

IF WE ARE NOT ABLE TO LOCATE TRAVELERS WILLING TO PAY FOR TRAVEL SERVICES WE MAY HAVE TO CEASE OPERATIONS.

The travel industry in general is ruled by those who can provide service at the lowest price. The Company aims to reach travelers who are willing and able to pay for travel design services and it may be difficult to find these travelers in numbers large enough to make our business model work well enough to attain profitability. If we are unable to locate travelers willing to pay for our travel services we may not be able to continue our business operations.

UNCERTAINTY AND ADVERSE CHANGES IN THE GENERAL ECONOMIC CONDITIONS OF THE MARKETS IN WHICH WE WILL PARTICIPATE MAY NEGATIVELY AFFECT OUR BUSINESS.

Current and future conditions in the economy have an inherent degree of uncertainty. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we will participate. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions in general. These changes may negatively affect our sales and/or increase our exposure to losses. These possible changes may also affect the ability for a start-up company like us to raise sufficient capital in the U.S. equity market.

OUR OFFICERS AND DIRECTORS CONTROL 78.9 PERCENT OF THE COMPANY GIVING THEM SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

Of our officers and directors, our president and chief executive officer, Mr. Chen Li Hsing and Ms. Chen Tseng Chih Ying (husband and wife), control approximately 5.9 percent of our current outstanding shares of voting common stock, our vice president and director, Mr. Yu Chien Yang, controls 24.6 percent of our current outstanding shares of voting common stock, our corporate secretary, Mr. Chen Kuan Yu, controls 48.4 percent of our current outstanding shares of voting common stock, and Ms. Lin Mu Chen controls .08 percent of our current outstanding shares of voting common stock. Because our officers and directors together hold 78.9 percent of our common stock, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. They may also be able to determine their compensation.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY AND TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. While we do not presently have D&O insurance for our officers and directors, we intend to acquire D&O insurance in the future. We are estimating our annual costs for being a publicly reporting company to be approximately $160,000 range for the next few years. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

THE LACK OF PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements, such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO DETERMINE THEIR SALARY AND PERQUISITES WHICH MAY CAUSE US TO HAVE A LACK OF FUNDS AVAILABLE FOR NET INCOME.

Because our officers and directors have the discretion to determine their salary and perquisites we may have no net income. If our officers determine that their salaries are at a level above our potential earnings the company may not have funds available.

AS A SMALLER TRAVEL COMPANY WITH REPORTING OBLIGATIONS WE MAY BE AT A COMPETITIVE DISADVANTAGE TO OTHER TRAVEL COMPANIES. THE TRAVEL INDUSTRY HAS LOW BARRIERS TO ENTRY.

Because the travel market is competitive, is driven in part by costs and consists mostly of private companies that do not have public reporting obligations, our reporting obligations may put us at a competitive disadvantage. The travel industry has low barriers to entry. In addition, we face additional expenses that a private travel company does not have such as PCAOB auditor fees, EDGAR filing fees and legal fees related to our SEC reporting obligations. Other non-public travel companies do not incur these costs. We are at a competitive disadvantage to our competitors because of this.

OUR OFFICERS AND DIRECTORS CURRENTLY WORK AS PART-TIME TRAVEL AGENTS WHICH MAY POTENTIALLY LEAD TO A CONFLICT OF INTEREST.

Our officers and directors currently serve as part-time travel agents and this may lead to a conflict of interest which could potentially lead to a loss of business opportunities.  Our officers’ and directors’ current part-time employment may divert potential clients and business opportunities for the Company to their current employers. This may have an adverse consequence on our potential revenues. Our officers and directors may be unable to spend adequate time developing the Company’s business because of their current part-time employment. Currently they each work 15-20 hours per week for the Company.

We will need government approval to operate travel agencies in the countries where we PLAN to have operations.

We will need government approval to operate travel agencies in the countries where we have operations. For example, in Taiwan (Republic of China), we need to obtain the approval of the Tourism Bureau under the Ministry of Transportation and Communications. Accordingly, we will have to comply with the relevant laws regulating our activities. At this time, we have obtained consent from the Ministry of Commerce of Taiwan (R.O.C.) to directly invest into Taiwan through our wholly owned subsidiary, Green Forest Management Consulting Inc., but we have not yet received permission to operate a travel agency. There are a number of requirements we will need to meet under the laws of Taiwan in obtaining and maintaining a license to operate a travel agency. The more pertinent requirements include (1) meeting capital base requirements by type of travel agency, (2) maintenance of statutory deposit/reserve by type of travel agency and number of branches, and (3) qualification of management personnel, among others.

Our company has enough capital to meet the capital and statutory reserve requirements for operating a travel agency in Taiwan after taking into account the costs of our business plan and cost of operations. As an example, to be a type B travel agency in Taiwan, the minimum capital requirement is equivalent to $100,000, with a required statutory reserve of $20,000 for the main office and $5,000 per branch office. A type B travel agency is one that is permitted to carry out the following travel-related business:

  to sell transportation tickets on behalf of vendors;
  to purchase transportation tickets on behalf of customers;
  to arrange travel, accommodation, transportation and other travel related services for customers;
  to promote travel tours to domestic customers on behalf of other travel agencies;
  to design domestic travel plans;
  to provide travel related consulting services; and
  to operate any other travel related business permitted by the regulatory body.

We intend to apply for and operate as a type B travel agency. We have no plans to operate as any other type of travel agency in Taiwan. These activities combined allow us to market the global travel products referred to throughout the prospectus.

A summary of the legal requirements for the qualifications of management personnel are listed below. Qualified persons are those who fulfill any one of the following requirements:

1.	a college degree holder with a minimum of two years of experience as the principal officer of another travel agency;
2.	a college degree holder with a minimum of three years of management experience in the travel industry;
3.	a college degree holder with a minimum of four years of experience in the travel industry or a minimum of six years of experience as a tour guide; or
4.	a minimum of ten years of experience working in the travel industry.

Both our President and Chief Executive Officer have college degrees and extensive experience in the travel industry (five years and fifteen years in management positions, respectively), thus qualifying them for fulfilling the legal requirements in holding management positions in a travel agency in Taiwan.

Risk Related To Our Capital Stock

WE ARE AN “EMERGING GROWTH COMPANY” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart Our Startup Businesses Act (the “JOBS Act”), and, for as long as we continue to be an “emerging growth company,” we have elected to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, because we are an “emerging growth company,” we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

BECAUSE WE HAVE ELECTED TO DEFER COMPLIANCE WITH NEW OR REVISED ACCOUNTING STANDARDS, OUR FINANCIAL STATEMENT DISCLOSURE MAY NOT BE COMPARABLE TO SIMILAR COMPANIES.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Because of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

OUR STATUS AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT OF 2012 MAY MAKE IT MORE DIFFICULT TO RAISE CAPITAL AS AND WHEN WE NEED IT.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” and because of the extended transition period emerging growth companies are allowed for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

WE MAY NEVER PAY ANY DIVIDENDS TO STOCKHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Because the Company’s headquarters are located in Taiwan, U.S. Investors may experience difficulties in attempting to affect service of process and to enforce judgments based upon U.S. federal Securities Laws against the Company and its non-U.S. Resident officerS and directorS.

While we are organized under the laws of the State of Nevada, some of our officers and directors are non-U.S. residents and our headquarters are located in Taiwan. Consequently, it may be difficult for investors to affect service of process on them in the U.S. and to enforce in the U.S. judgments obtained in U.S. courts against them based on the civil liability provisions of the U.S securities laws. It may be difficult or impossible for U.S. investors to collect a judgment against us. In addition, any judgment obtained in the U.S. against us may not be enforceable in the United States.

Because Some OF OUR officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgmentS and civil liabilities against them. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Some of our officers and directors live outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors, or obtain judgments against them outside of the U.S. that are predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR STOCKHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our bylaws and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities conducted on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup. At this time we do not carry liability insurance for our officers and directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF THE DEVELOPMENT OF A PUBLIC MARKET FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. While our stock is listed on the OTCBB, only a limited market for our stock has developed and there can be no assurance that a regular trading market will develop or, if developed, that such a market will be sustained. In the absence of a trading market, investors may be unable to liquidate their investments.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete strategic acquisitions or effect combinations.

If we are deemed an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our business would be subject to applicable restrictions under that Act, which could make it impracticable for us to continue our business as contemplated.

We believe our company is not an investment company due to the exemption under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We presently rent office space in Taiwan. Our office is at the following location:

San Lotus Holding Inc.

3F B302C, No. 185 Kewang Road

Longtan Township, Taoyuan County 325

Taiwan (R.O.C.)

+886-3-4072339 & +886-3-4071534 fax

ITEM 3.   LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim. To our knowledge, none of our directors, officers or affiliates, and no beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to a material existing or pending legal proceeding, litigation or claim.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.10, has traded on the over-the-counter bulletin board (“OTCBB”) under the ticker symbol “SLOT” since January 9, 2013. Since listing on the OTCBB, our stock has only just begin to trade actively. We have 47 shareholders of record as of March 28, 2013.

ITEM 6. SELECTED FINANCIAL DATA

			Deficit Accumulated from
			June 21, 2011
			(Inception) through
	2012	2011	December 31, 2012
Revenue	$-	$-	$-
General and administrative expenses	477,282	45,964	523,246
Loss from Operations	(477,282)	(45,964)	(523,246)
Other income (expenses)
Interest income	115	-	115
Loss from long-term investments	(20,837)	-	(20,837)
Gain from disposal of long-term investments	20,837	-	20,837
Total other income (expense)	115	-	115
Net loss before income taxes	(477,167)	(45,964)	(523,131)
Provision for income taxes	-	-	-
Net loss	(477,167)	(45,964)	(523,131)
Net loss attributable to noncontrolling interest	(53,248)	-	(53,248)
Net loss attributable to San Lotus Holding Inc	$(423,919)	$(45,964)	$(469,883)
Net Loss Per Share-
Basic and Diluted	$(0.05)	$(0.03)	$(0.07)
Weighted Average Shares Outstanding:
Basic and Diluted	9,370,002	1,649,485	6,678,662
Other comprehensive income, net of tax:
Net loss	$(477,167)	$(45,964)	$(469,883)
Foreign currency translation adjustment, net of tax	7,208	-	7,208
Total comprehensive income (loss)	(469,959)	(45,964)	(462,675)
Comprehensive income (loss) attributable to the noncontrolling interest	(53,248)	-	(53,248)
Comprehensive income (loss) attributable to San Lotus Holding Inc	$(416,711)	$(45,964)	$(462,675)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of San Lotus Holding Inc. (“San Lotus” or the “Company”) for the fiscal year ended December 31, 2012 should be read in conjunction with our financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “us,” “we,” “our” and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions are used to identify forward-looking statements.

OVERVIEW

San Lotus Holding Inc. was incorporated in the State of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. Now that we have obtained direct investment approval, we are applying for the relevant licenses to operate a travel agency in Taiwan. We anticipate that we will be able to obtain this approval by the fourth quarter of 2013. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin to generate revenue in Taiwan starting in the second quarter of 2014, after we have obtained the relevant licenses and approval from Taiwan’s government.

Our travel services entity in Taiwan will provide both outbound travel services for customers based in Taiwan and inbound travel services for customers based abroad and coming to Taiwan. Both the outbound and inbound services will be conducted in our Taiwan office, except the inbound services will rely in part on advertising conducted or directed outside of Taiwan.

In addition to developing our business from the ground floor in Taiwan, we recently entered into non-binding letters of intent to acquire existing travel agencies in Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. At the same time, we have also entered into non-binding letters of intent to acquire land in Taiwan, which we intend to use to develop destination-related travel services.

PLAN OF OPERATIONS

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

Revenues. For the periods ended December 31, 2012 and 2011, we had no revenue.

General and Administrative Expenses. Our general and administrative expenses for the periods ended December 31, 2012 and 2011 totaled $477,282 and $45,964, respectively. Operating expenses consisted primarily of legal and accounting fees, fees for SEC filings, as well as renting office space and hiring staff for our wholly-owned subsidiary, Green Forest Management Consulting Inc.

Income (loss) from operations. Loss from operations increased approximately $(431,318), or 10.38%, to $(477,282) for the period ended December 31, 2012 from $(45,964) for the period ended December 31, 2011. The increase was mainly due to an increase in our development costs as we began implementing our business plans.

Other Income (expenses). Other income increased approximately $115, or 100%, to $115 for the year ended December 31, 2012 from having no other income (expenses) for the period ended December 31, 2011. This increase was primarily due interest income.

Income (loss) Before Provision for Income Taxes. Loss before income taxes increased approximately $(431,203), or 10.38%, to $(477,167) for the year ended December 31, 2012 from $(45,954) for the same period in 2011. This increase was mainly due to an increase in our development costs.

Provision for Income Taxes. We have not yet generated income and thus have had no income tax liabilities during the years ended December 31, 2012 and 2011.

Net Income (loss). Net loss increased approximately $(431,203), or 10.38%, to $(477,167) for the year ended December 31, 2012 from $(45,964) for the period ended December 31, 2011. This increase included an increase in net loss attributable to non-controlling interest of $(53,248) for the year ended December 31, 2012. We incurred no such loss for the year ended December 31, 2011.

Capital Resources and Liquidity

As of December 31, 2012, we had $277,210 cash on hand and total assets in the amount of $1,146,122 as compared with $178,950 cash on hand and total assets of $178,950 as of December 31, 2011. These amounts do not include the $300,000 that was injected into our wholly owned subsidiary, Green Forest Management Consulting Inc., on July 11, 2012 for purposes of building our travel services company in Taiwan. As of December 31, 2012, Green Forest had $103,420 cash on hand. We expect we will need $388,400 to meet the Company’s general needs over the next twelve months and $80,000 cash to operate Green Forest during the next twelve months. As of December 31, 2012, with the current level of cash on hand, we only have enough cash on hand to operate and continue developing our business at the current level for the next eight months for San Lotus and fifteen months for Green Forest unless we raise funds through the sale of debt or equity.

Revenue targets

The Company anticipates generating revenues of $1,000 to $5,000 per month in the early stages of the company by providing travel consulting services to friends and family and charging minimal commissions while our marketing of core services is finalized. During the periods ending December 31, 2012 and 2011, we generated no revenues and we do not expect to generate revenues until we obtain licensing in Taiwan to operate a travel business, open said business and formally begin revenue generating business operations.

Core services

The Company will provide specific services such as investigating and researching specific companies that are providing services and destinations clients are interested in or suggesting alternatives. The Company will investigate and research countries and areas where travel and travel related service is desired.

Based upon the above, we believe that we do have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Our liquidity may be negatively affected by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

At present, we have enough cash to pay for the general and administrative expenses of San Lotus Holding Inc. for the next eight months and we have enough cash to fund our Taiwan subsidiary, Green Forest, for the 15 months. As such, and as we have yet to attain profitability, we may be reliant on obtaining additional financing, or taking out loans from our president, in order to continue developing our operations as planned. Based on these assumptions, our auditor has expressed doubt about our ability to continue as a going concern.

OUTLOOK

During the past few months, we have entered into several non-binding letters of intent to acquire existing travel agencies in Taiwan, Hong Kong, Vietnam, California and British Columbia. In addition, we have entered into non-binding letters of intent to acquire land in Taiwan, including a golf course. While these letters of intent are non-binding, and we have no guarantees that we will actually see them through to fruition, it is our hope and expectation that within the next year we will acquire various travel entities and properties. At that point, we will file our “Form 10” information with the SEC and will cease being a shell company.

Related Party Transactions

See NOTE 4 -- Related Party Transactions of the consolidated financial statements included elsewhere in this document.

Critical Accounting Policies

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows, as well as our financial condition. We do this by including the information required by the SEC, as well as providing additional information that gives further insight into our financial operations.

Our financial report includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements. We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on our financial position or results of operations.

Recently Issued Accounting Policies

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required by smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information to be reported under this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on Page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to material weaknesses in our internal control over financial reporting which is described below.

Management identified significant deficiencies related to (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company’s failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We will be addressing these weaknesses in the near term as the Company develops.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our officers and directors as of December 31, 2012. Our executive officers are elected annually by our board of directors. Our executive officers hold office until they resign, are removed by the board of directors, or a successor is duly elected and qualified.

Name	Age	Position
Chen Li Hsing	64	President and Director
Chen Tseng Chih Ying	54	Chief Executive Officer and Director
Lin Mu Chen	33	Chief Financial Officer
Yu Chien Yang	43	Vice President and Director
Chen Kuan Yu	36	Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Chen Li Hsing, President, Director, Age 64

Chen Li Hsing has been our President and a director since 2011. Mr. Chen has also been the Chief Executive Officer of USA XO Tours Inc., a California-based travel agency, for the past five years. He is also the Chief Executive Officer of TBWTV Inc., a California television station, a position he has held since 2011. Mr. Chen is an experienced executive who we believe brings along the work experience necessary in starting up a business in the travel/leisure industry. Prior to joining USA XO Tours Inc., from 1996-2006, Mr. Chen owned and managed Century International High School, a Vancouver, British Columbia high school geared toward international students desiring to obtain a Canadian diploma and pursue post-secondary education in Canada. During that same time period, Mr. Chen also owned and operated Century College, a Vancouver, British Columbia post-secondary school established in 1996 focused on teaching English as a Second Language to foreign students. Mr. Chen obtained his Ph.D. in Education from Spalding University in Kentucky, a Master’s degree in Public Administration from the University of San Francisco in California and a Bachelor’s degree in architecture from National Taipei University of Technology in Taiwan. Mr. Chen is the husband of our Chief Executive Officer, Chen Tseng Chih Ying. Mr. Chen resides in Vancouver, British Columbia and California.

Chen Tseng Chih Ying, Chief Executive Officer, Director, Age 54

Chen Tseng Chih Ying has served as our Chief Executive Officer and a director since 2011. She has been the President of XO Tours Canada Ltd., a Canadian travel agency, for the past 15 years. She is an experienced executive who we believe brings along the work experience and knowledge necessary to start up and run a business in the travel and leisure industry. Mrs. Chen obtained a Master’s degree in Public Administration from the University of San Francisco in California and received a Bachelor’s degree in Chinese Literature from Providence University in Taiwan. Mrs. Chen is the wife of our President, Mr. Chen Li Hsing. Ms. Chen resides in Vancouver, British Columbia and California.

Lin Mu Chen, Chief Financial Officer, Age 33

Ms. Lin has served as our Chief Financial Officer since 2011. From 2006 to 2009, Ms. Lin was an auditor at PriceWaterhouseCoopers in Taiwan. From 2003 to 2005, Ms. Lin served as an auditor at Earnest & Co., CPAs. Ms. Lin obtained a Bachelor of Commerce at Soochow University, Taiwan, in 2003 and was certified as a public accountant in Taiwan in 2008. Ms. Lin resides in Taiwan.

Yu Chien Yang, Vice President and Director, Age 43

Mr. Yu has been our Vice President and a director since 2011. He has been an owner/operator of his own business for the past 20 years. He built and operated his own gift and premium goods business (items such as corporate gifts, pens, bags, and umbrellas with corporate logos) both on the manufacturing front and the wholesale end. Mr. Yu is currently the President of Songhai Mgt Consulting Company LTD, a Taiwan company. Mr. Yu previously was the owner and operator for Jin Su Limited, a souvenir design firm based in Taiwan, and Chuang Ju International Limited, a manufacturing company based in Taiwan. We believe his experience building and running businesses will be beneficial to us. Mr. Yu resides in Taiwan.

Chen Kuan Yu, Secretary, Age 36

Chen Kuan Yu has served as our Secretary since 2011. From 2010 to 2011, Mr. Chen served as an Associate Director with AON Corporation in Hong Kong. From 2008 to 2009, Mr. Chen was a Senior Consultant with LI Far East Limited, a Hong Kong company. From 2007 to 2008, Mr. Chen was a Manager with Deloitte Actuarial and Insurance Solutions in Hong Kong. From 2000 to 2006, Mr. Chen was an Actuary with MetLife, where he was based in New York for four years and in Taiwan for two years. Mr. Chen received his B.A. in Applied Mathematics from Queen’s University in Canada in 2000 and was qualified as an actuary by the Society of Actuaries in 2004. Mr. Chen resides in Hong Kong and Taiwan.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

We have not yet adopted a Code of Conduct that applies to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer), but plan to do this in the near future. When we do, and once we have our website operational, we will post that Code of Conduct on our Internet site. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer and principal accounting officer by posting this information on our Internet site. Our Internet site, which is still under development, is www.sanlotusholding.com.

We have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002, as required to be filed with the SEC regarding the quality of our public disclosure.

ITEM 11.   EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by or paid to the named executive officers paid by us for the fiscal year ended December 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Chen Li Hsing, President and Director	2011	0	0	0	0	0	0	0	0
Chen Tsing Chih Ying, Chief Executive Officer, Director	2011	0	0	0	0	0	0	0	0
Lin Mu Chen, Chief Financial Officer	2011	0	0	0	0	0	0	0	0
Yu Chien Yang, V.P., Director	2011	0	0	0	0	0	0	0	0
Chen Kuan Yu, Secretary	2011	0	0	0	0	0	0	0	0

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the period ending December 31, 2012 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made to named executive officers in the last completed fiscal year under any long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors on our board of directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity. None of our directors is independent.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5 percent of our outstanding shares of common stock as of December 31, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the stockholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Common	Chen Tseng Chih Ying (2) 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	782,125	5.4%
Common	Chen Li Hsing (2) ) 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	76,903	0.5%
Common	Lin Mu Chen No. 8 Bafenliao, Shiding District New Taipei City 223, Taiwan (R.O.C.)	12,000	*
Common	Yu Chien Yang (3) No. 541, Kewang Road Longtan Township, Taoyuan County 325 Taiwan (R.O.C.)	3,578,970	24.6%
Common	Chen Kuan Yu (4) 4F, Flat 2, Man Wah Building Man Wui Street, Yau Ma Tei Hong Kong SAR	7,054,132	48.4%

	All Executive Officers and Directors as a group	11,504,130	78.9%

Common	Chiang Yu Chang (4) 1, No. 1 93, Yangguan Street Nehui Distrit Taipei City 114, Taiwan (R.O.C.)	2,612,000	17.9%

Total		14,116,130	96.9%

*Less than 1 percent.

(1) Based on 14,572,130 shares of common stock outstanding as of December 31, 2012.

(2) Chen Li Hsing and Chen Tseng Chih Ying are husband and wife.

(3) Consists of 142,677 shares of common stock beneficially owned by Yu Chien Yang; (ii) 151,593 shares of common stock beneficially owned by Songhai Mgt Consulting Co. LTD, a Taiwan (R.O.C.) limited company, over which Mr. Yu exercises voting and investment control; and (iii) 3,284,700 shares of common stock beneficially owned by Da Chuang Business Management Consultant Co. LTD, a Taiwan (R.O.C.) limited company, over which Yu Chien Yang exercises voting and investment control.

(4) Consists of 254,132 shares of common stock beneficially owned by Chen Kuan Yu; and (ii) 6,800,000 shares of common stock beneficially owned by Wang Wang Limited, a Seychelles limited company, over which Mr. Chen exercises voting and investment control.

(5) Consists of 12,000 shares of common stock beneficially owned by Chiang Yu Chang; and (ii) 2,600,000 shares of common stock beneficially owned by Big Head Fish Ltd., a Seychelles limited company, over which Mr. Chiang exercises voting and investment control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 12, 2012, we entered into a stock purchase agreement with our vice president and secretary, Yu Chien Yang and Chen Kuan Yu, to sell them our entire ownership interest in TBWTV Inc.

On September 13, 2012, we entered into stock purchase agreements with our vice president, Yu Chien Yang, and secretary, Chen Kuan Yu, to sell our entire ownership interest in A Benbow Holding Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011 2012	$ 5,000 $16,000	0 0	0 0	0 0

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

(a)	Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements for the years ended December 31, 2012 and 2011

(b)	Exhibits:

3.1	Articles of Incorporation of San Lotus Holding Inc., effective June 21, 2011, (incorporated herein by reference to Exhibit 3.1 to Form S-1(File No. 333-176694) filed September 6, 2011).

3.2	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.3	By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 (File No. 333-176694) filed September 6, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of San Lotus Holding Inc., dated May 15, 2012, (incorporated herein by reference to Form S-1 (File No. 333-176694) filed June 29, 2012).

4.1	Form of Subscription Agreement of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.1	Non-binding Letter of Intent, dated February 2, 2013, by and between San Lotus Holding Inc. and Yao De International Recreation Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 4, 2013).

10.2	Non-binding Letter of Intent, dated February 3, 2013, by and between San Lotus Holding Inc. and Da Chuang Business Management Consultant Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 7, 2013).

10.3	Non-binding Letter of Intent, dated January 18, 2013, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 22, 2013).

10.4	Non-binding Letter of Intent, dated January 20, 2013, by and between San Lotus Holding Inc. and Lok Yee Holiday Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 25, 2012).

10.5	Non-binding Letter of Intent, dated January 27, 2013, by and between San Lotus Holding Inc. and Sin Lian Hua International Travel Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 31, 2013).

10.6	Non-binding Letter of Intent, dated February 4, 2013, by and between Green Forest Management Consulting Inc. and Deng Wei Yuan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 8, 2013).

10.7	Convertible Loan Agreement, dated February 25, 2013, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 28, 2013).

10.8	Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.9 to Form S-1 (File No. 333-176694) filed September 19, 2012).

10.9	Non-binding Letter of Intent, dated January 18, 2013, by and between San Lotus Holding Inc. and USA XO Tours Canada Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 22, 2013).

10.10	Non-binding Letter of Intent, dated January 27, 2013, by and between San Lotus Holding Inc. and Mao Ren International Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 31, 2013).

10.11	Letter from Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.), approving San Lotus Holding Inc.’s Investment In Green Forest Management Consulting Inc., a Taiwan corporation, dated May 21, 2012, (incorporated herein by reference to Exhibit 10.3 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.12	Stock Purchase Agreement of San Lotus Holding Inc., dated March 31, 2012, by and between TBWTV Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.4 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.13	Asset Purchase Agreement, dated as of June 5, 2012, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.5 of Form S-1 (File No. 333-176694) filed June 29, 2012).

10.14	Share Repurchase Agreement, dated July 10, 2012, by and between San Lotus Holding Inc. and Yu Chang Chiang (incorporated herein by reference to Exhibit 10.6 of Form S-1 (File No. 333-176694) filed July 25, 2012).

10.15	Share Repurchase Agreement, dated July 10, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.7 to Form S-1 (File No. 333-176694) filed August 29, 2012).

10.16	Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Chen Kuan Yu (incorporated herein by reference to Exhibit 10.8 to Form S-1(File No. 333-176694) filed September 19, 2012).

10.17	Subscription Agreement of San Lotus Holding Inc., dated January 20, 2012, by and between A Peace World Holding Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.2 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.18	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Smileviet, JSC (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2013).

10.19	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Tourmaster Travel Service Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed March 18, 2013).

10.20	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Vietlink International Travel (HK) Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 18, 2013).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of KCCW Accountancy Corp.

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 1, 2013.
SAN LOTUS HOLDING INC.

	By:	/s/ Chen Tseng Chih Ying
Principal Executive Officer and Director

	By:	/s/ Lin Mu Chen
Principal Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen Tseng Chih Ying and Lin Mu Chen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2012 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Chen Tseng Chih Ying	Chief Executive Officer and Director
Chen Tseng Chih Ying	(Principal Executive Officer)

/s/ Lin Mu Chen	Chief Financial Officer
Lin Mu Chen	(Principal Financial and Accounting Officer)

/s/ Yu Chien Yang	Vice President, Director
Yu Chien Yang

/s/ Chen Li Hsing	President, Director
Chen Li Hsing

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Changes in Shareholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

San Lotus Holding Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of San Lotus Holding Inc. (a Development Stage Company) (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and for the period from June 21, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from June 21, 2011 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, accumulated deficit of $469,883 and has no revenue from operations. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/KCCW Accountancy Corp

Diamond Bar, California

March 15, 2013

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash in Bank	$277,210	$178,950
Prepaid and other current assets	196,082	-
Total Current Assets	473,292	178,950

Fixed assets- net	672,830	-

Total Assets	$1,146,122	$178,950

LIABILITIES AND EQUITY

Current Liabilities
Accrued expenses	$10,629	$914
Other payable	123,703	-
Total Current Liabilities	134,332	914

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized,
14,572,130 and 2,000,000 shares issued and outstanding
as of December 31, 2012 and 2011, respectively	1,457,213	200,000
Additional paid-in capital	24,000	24,000
Deficit accumulated during the development stage	(469,883)	(45,964)
Other comprehensive income	7,208	-
Total stockholders' equity	1,018,538	178,036
Noncontrolling interest	(6,748)	-
Total Equity	1,011,790	178,036

Total Liabilities and Equity	$1,146,122	$178,950

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

			Deficit Accumulated from
			June 21, 2011
			(Inception) through
	2012	2011	December 31, 2012

Revenue	$-	$-	$-

General and administrative expenses	477,282	45,964	523,246

Loss from Operations	(477,282)	(45,964)	(523,246)

Other income (expenses)
Interest income	115	-	115
Loss from long-term investments	(20,837)	-	(20,837)
Gain from disposal of long-term investments	20,837	-	20,837
Total other income (expense)	115	-	115

Net loss before income taxes	(477,167)	(45,964)	(523,131)

Provision for income taxes	-	-	-

Net loss	(477,167)	(45,964)	(523,131)
Net loss attributable to noncontrolling interest	(53,248)	-	(53,248)
Net loss attributable to San Lotus Holding Inc.	$(423,919)	$(45,964)	$(469,883)

Net Loss Per Share-
Basic and Diluted	$(0.05)	$(0.03)	$(0.07)
Weighted Average Shares Outstanding:
Basic and Diluted	9,370,002	1,649,485	6,678,662

Other comprehensive income, net of tax:
Net loss	$(477,167)	$(45,964)	$(469,883)
Foreign currency translation adjustment, net of tax	7,208	-	7,208
Total comprehensive income (loss)	(469,959)	(45,964)	(462,675)
Comprehensive income (loss) attributable to the noncontrolling interest	(53,248)	-	(53,248)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(416,711)	$(45,964)	$(462,675)

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

				Accumulated Deficit
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive	Noncontrolling
	Share	Amount	Capital	Stage	Income	Interest	Total
Inception on June 21, 2011	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash	2,000,000	200,000	24,000	-	-	-	224,000

Net loss	-	-	-	(45,964)	-	-	(45,964)

Balance, December 31, 2011	2,000,000	200,000	24,000	(45,964)	-	-	178,036

Formation of subsidiary	-	-	-	-	-	46,500	46,500

Issuance of common stock for cash	12,572,130	1,257,213	-	-	-	-	1,257,213

Translation adjustment	-	-	-	-	7,208	-	7,208

Net loss	-	-	-	(423,919)	-	(53,248)	(477,167)

Balance, December 31, 2012	14,572,130	$1,457,213	$24,000	$(469,883)	$7,208	$(6,748)	$1,011,790

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2012

			Accumulated from
			June 21, 2011 (Inception)
	2012	2011	through December 31, 2012
Cash flows from operating activities
Net loss	$(423,919)	$(45,964)	$(469,883)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	25,581	-	25,581
Loss from long-term investments	20,837	-	20,837
Gain from disposal of investments	(20,837)	-	(20,837)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(195,403)	-	(195,403)
Increase in accrued expenses	9,635	914	10,549
Increase in other payable	123,594	-	123,594
Noncontrolling interest	(53,248)	-	(53,248)
Net cash used in operating activities	(513,759)	(45,050)	(558,809)
Cash flows from investing activities
Purchase of fixed assets	(697,323)	-	(697,323)
Net cash used in investing activities	(697,323)	-	(697,323)
Cash flows from financing activities
Issuance of shares	1,257,213	224,000	1,481,213
Noncontrolling interest	46,500	-	46,500
Net cash provided by financing activities	1,303,713	224,000	1,527,713
Effect of exchange rate changes on cash and cash equivalents	5,629	-	5,629
Net change in cash	98,260	178,950	277,210
Cash and cash equivalents
Beginning	178,950	-	-
Ending	$277,210	$178,950	$277,210
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO COSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

San Lotus Holding Inc., a company in the developmental stage (the “Company” or “San Lotus”), was incorporated on June 21, 2011 in the State of Nevada. The Company is in the initial stages of opening a travel agency in Taiwan through its wholly owned subsidiary, Green Forest Management Consulting Inc., a Taiwan company.

The Company has not conducted business operations nor had revenues from operations since its inception. The Company’s business plan is to design and market global travel packages and affinity travel excursions throughout the world, and develop a global travel and leisure agency business.

The Company’s year-end is December 31.

Basis of Consolidation

The consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $469,883 as of December 31, 2012, and it had no revenue from operations since its inception.

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

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Building	40 years
Vehicles	5 years
Equipments	5 years

As of December 31, 2012, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	145,027
Vehicles	168,927
Equipments	38,306
698,516
Accumulated depreciation	(25,686)
Property and equipment- net	$672,830

Depreciation expenses were $25,581 for the year ended December 31, 2012.

Stock Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2012 and 2011.

Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2012 and 2011, the Company did not have any common equivalent shares.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

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

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment —The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is the New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recently Issued Accounting Pronouncements — In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of December 31, 2012 and 2011, there were no deferred tax assets or liabilities.

NOTE 3- INVESTMENTS

In January 2012, the Company purchased 465,000 shares, or a 50 percent interest, of common stock of A Peace World Holding Inc. at a purchase price of $0.1 per share or $46,500 in total. A Peace World Holding Inc. was incorporated in December 2011 in the State of Nevada and has not conducted business operations.

In March 2012, the Company purchased 86,000 shares, or a 9.54 percent interest, of common stock of TBWTV Inc. at a purchase price of $1.00 per share or $86,000 in total. At the time of the transaction, the Company’s president was the major shareholder and chief executive officer of TBWTV Inc. The investment is carried at cost. In December 2012, the Company sold the entire holding of shares of TBWTV Inc. to two shareholders and officers at cost.

In July 2012, the Company made a payment for the purchase of 7,000,000 shares, or a 41.2% of common stock, at a purchase price of $0.01 per share, for an aggregate purchase price of $70,000 in A Benbow Holding Inc., a company in which the Company’s vice president serves as president. In September 2012, the Company sold the entire holding of shares of A Benbow Holding Inc. to two shareholders and officers at cost.

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

Operating Leases- The Company leases an office from a company that is owned by the Company’s vice president and director under an operating lease agreement which expires on December 14, 2013. The monthly base rent is approximately $1,010. Rent expense under this lease amounted to approximately $16,039 and $0 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5- COMMITMENT

Operating Leases

The Company leases an office from a related party (Note 4) and three office facilities from an outside party under operating leases that expire on various dates through March 2014. Rental expense for these leases consisted of approximately $46,142 and $0 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Twelve-month ended December 31,	Amount
2013	$25,909
2014	3,653
Total	$29,562

NOTE 6- COMMON STOCK

On July 25, 2011, the Company issued 1,520,000 shares of common stock to its founders at a price of $0.1 per share for an aggregate offering price of $152,000.

In July 2011, the Company issued 480,000 shares of common stock to individual investors at a price of $0.15 per share for an aggregate offering price of $72,000.

In April 2012, the Company issued 6,500,000 shares of common stock to two entities at a price of $0.10 per share for an aggregate offering price of $650,000.

In July 2012, the Company issued 6,072,130 shares of common stock to three entities at a price of $0.10 per share for an aggregate offering price of $607,213.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements.

******

