Form 10-Q
period 2013-03-31
San Lotus Holding Inc
filed 2013-05-13
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 021-165129

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

As of May 12, 2012, 14,572,130 shares of the Registrant’s common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended March 31, 2013

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash in Bank	$111,821	$277,210
Prepaid and other current assets	296,395	196,082
Total Current Assets	408,216	473,292

Fixed assets- net	658,491	672,830

Total Assets	$1,066,707	$1,146,122
LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$3,723	$10,629
Other payable	124,667	123,703
Total Current Liabilities	128,390	134,332

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized,
14,572,130 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	1,457,213	1,457,213
Additional paid-in capital	24,000	24,000
Deficit accumulated during the development stage	(538,539)	(469,883)
Other comprehensive income	2,391	7,208
Total stockholders' equity	945,065	1,018,538
Noncontrolling interest	(6,748)	(6,748)
Total Equity	938,317	1,011,790

Total Liabilities and Equity	$1,066,707	$1,146,122

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

			Deficit Accumulated from
			June 21, 2011
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

General and administrative expenses	68,656	615	591,902

Loss from Operations	(68,656)	(615)	(591,902)

Other income (expenses)
Interest income	-	-	115
Loss from long-term investment	-	(6,975)	(20,837)
Gain from disposal of long-term investments	-	-	20,837
Total other income (expense)	-	(6,975)	115
Net loss before income taxes	(68,656)	(7,590)	(591,787)
Provision for income taxes	-	-	-
Net loss	(68,656)	(7,590)	(591,787)
Net loss attributable to noncontrolling interest	-	-	(53,248)
Net loss attributable to San Lotus Holding Inc	$(68,656)	$(7,590)	$(538,539)

Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.07)
Weighted Average Shares Outstanding:
Basic and Diluted	14,572,130	2,000,000	7,771,604

Other comprehensive income, net of tax:
Net loss	$(68,656)	$(7,590)	$(538,539)
Foreign currency translation adjustment, net of tax	(4,817)	-	2,391
Total comprehensive income (loss)	(73,473)	(7,590)	(536,148)
Comprehensive income (loss) attributable to the noncontrolling interest	-	-	(53,248)
Comprehensive income (loss) attributable to San Lotus Holding Inc	$(73,473)	$(7,590)	$(536,148)

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

			Accumulated from
	Three Months Ended	Three Months Ended	June 21, 2011 (Inception)
	March 31, 2013	March 31, 2012	through March 31, 2013
Cash flows from operating activities
Net loss	$(68,656)	$(7,590)	$(538,539)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,684	-	38,227
Loss from long-term investment	-	6,975	20,837
Gain from disposal of investments	-	-	(20,837)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(101,392)	-	(296,673)
Increase in accrued expenses	(6,824)	(614)	3,731
Increase in other payable	1,135	-	108,283
Noncontrolling interest	-	-	(53,248)
Net cash used in operating activities	(163,053)	(1,229)	(738,219)
Cash flows from investing activities
Purchase of fixed assets	-	-	(697,123)
Long-term investments	-	(96,500)	(156,000)
Disposal of long-term investments	-	-	156,000
Net cash used in investing activities	-	(96,500)	(697,123)
Cash flows from financing activities
Issuance of shares	-	-	1,481,213
Noncontrolling interest	-	-	46,500
Net cash provided by financing activities	-	-	1,527,713
Effect of exchange rate changes on cash and cash equivalents	(2,336)	-	19,450
Net change in cash	(165,389)	(97,729)	111,821
Cash and cash equivalents
Beginning	277,210	178,950	-
Ending	$111,821	$81,221	$111,821

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles of the United States of America (“GAAP”). The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2012.

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $538,539 as of March 31, 2013, and it had no revenue from operations since its inception.

The Company faces all the risks common to companies at the development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Building	40 years
Vehicles	5 years
Equipment	5 years

As of March 31, 2013, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	145,027
Vehicles	168,077
Equipment	37,291
Accumulated depreciation	(38,160)

$658,491

Depreciation expenses were $12,684 for the three-month period ended March 31, 2013.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2013 up through the date the Company issued these financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2013, there were no deferred tax assets or liabilities.

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

RESULTS OF OPERATIONS

The following table summarizes our historical condensed consolidated statements of operations data.

			Deficit Accumulated from
			June 21, 2011
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
Revenue	$-	$-	$-
General and administrative expenses	68,656	615	591,902
Loss from Operations	(68,656)	(615)	(591,902)
Other income (expenses)
Interest income	-	-	115
Loss from long-term investment	-	(6,975)	(20,837)
Gain from disposal of long-term investments	-	-	20,837
Total other income (expense)	-	(6,975)	115
Net loss before income taxes	(68,656)	(7,590)	(591,787)
Provision for income taxes	-	-	-
Net loss	(68,656)	(7,590)	(591,787)
Net loss attributable to noncontrolling interest	-	-	(53,248)
Net loss attributable to San Lotus Holding Inc.	$(68,656)	$(7,590)	$(538,539)
Net Loss Per Share-
Basic and Diluted	$(0.00)	$(0.00)	$(0.07)
Weighted Average Shares Outstanding:
Basic and Diluted	14,572,130	2,000,000	7,771,604
Other comprehensive income, net of tax:
Net loss	$(68,656)	$(7,590)	$(538,539)
Foreign currency translation adjustment, net of tax	(4,817)	-	2,391
Total comprehensive income (loss)	(73,473)	(7,590)	(536,148)
Comprehensive income (loss) attributable to the noncontrolling interest	-	-	(53,248)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(73,473)	$(7,590)	$(536,148)

Three Months Ended March 31, 2013 and 2012

Revenues.  We did not generate any revenue for the three-month periods ended March 31, 2013 and March 31, 2012. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $68,656 and $615 during the three-month periods ended March 31, 2013 and 2012, respectively. This was an increase of $68,041 or 11,063.5%. This increase was mainly due to an increase in our development efforts, hiring additional professional service firms to assist us in our audit and Securities and Exchange Commission filings, and initial development costs for our business.

Income (loss) from operations.   Loss from operations increased approximately $(68,041), or 11,063.5%, to $(68,656) for the three months ended March 31, 2013 from $(615) for the three months ended March 31, 2012.  This increase was mainly due to an increase in our development costs as we began implementing our business plans.

Other Income (expenses).  Other expenses decreased approximately $6,975, or 100%, to $0 for the three months ended March 31, 2013 from approximately $(6,975) for the three months ended March 31, 2012. This decrease was due to the disposal of certain long-term investments, which we sold in December of 2012.

Income (loss) Before Provision of Income Taxes.  Loss before income taxes increased approximately $(61,066), or 804.5%, to $(68,656) for the three months ended March 31, 2013 from $(7,590) for the same period in 2012.  This increase was mainly due to an increase in our development costs.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the three-month periods ending March 31, 2013 and 2012.

Net Income (loss).  Net loss increased approximately $(61,066), or 804.5%, to $(68,656) for the three months ended March 31, 2013 from $(7,590) for the same period in 2012.  This increase was due to continued expenditures, while earning no income, as we are in the initial stages of developing our business.

Foreign Currency Translation. Our foreign currency translation expense increased $(4,817), or 100%, to $(4,817) for the three months ended March 31, 2013 from $0 for the three months ended March 31, 2012. This increase was due primarily to our increased expenditures and development costs incurred during the period.

Total Comprehensive Income. Our total comprehensive income (loss) increased $(65,883), or 868.0%, to ($73,473) for the three months ended March 31, 2013 from $(7,590) for the three months ended March 31, 2012. This increase was due primarily to our increased expenditures and development costs incurred during the period.

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

Our working capital at March 31, 2013 totaled $111,821. This does not include funds that have already been injected into our wholly-owned Taiwan subsidiary, Green Forest Management Consulting Inc., a Taiwan entity (“Green Forest”). Green Forest presently has $68,329 in cash available, which we expect to be adequate to sustain Green Forest’s development costs for the next eight months.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to a material weakness in our internal control over financial reporting which is described below.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

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

SAN LOTUS HOLDING INC.

Date: May 13, 2013	By:	/s/ Chen Tseng Chih Ying
Chen Tseng Chih Ying Chief Executive Officer and Principal Executive Officer

Date: May 13, 2013	By:	/s/ Lin Mu Chen
Lin Mu Chen Chief Financial Officer and
Principal Accounting Officer