Form 10-Q
period 2013-06-30
San Lotus Holding Inc
filed 2013-08-13
CIK 1528749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 021-165129

SAN LOTUS HOLDING INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3F B302C, No. 185 Kewang Road LongtanTownship, Taoyuan County 325 Taiwan(R.O.C.)
(Address of principal executive office and zip code)

+886-3-4072339 (phone) & 886-3-4071534 (fax)
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

As of August 12, 2013, 14,572,130 shares of the Registrant’s common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended June 30, 2013

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash in Bank	$129,993	$277,210
Prepaid and other current assets	195,224	196,082
Total Current Assets	325,217	473,292

Fixed assets- net	645,538	672,830

Total Assets	$970,755	$1,146,122

LIABILITIES AND EQUITY

Current Liabilities
Accrued expenses	$19,723	$10,629
Other payable	128,042	123,703
Total Current Liabilities	147,765	134,332

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized, 14,572,130 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,457,213	1,457,213
Additional paid-in capital	24,000	24,000
Deficit accumulated during the development stage	(653,126)	(469,883)
Other comprehensive income	1,844	7,208
Total stockholders' equity	829,931	1,018,538
Noncontrolling interest	(6,941)	(6,748)
Total Equity	822,990	1,011,790

Total Liabilities and Equity	$970,755	$1,146,122

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

					Deficit Accumulated from
	Six Months Ended		Three Months Ended		June 21, 2011 (Inception)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	through June 30, 2013

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	183,436	49,343	114,780	48,728	706,682
Loss from Operations	(183,436)	(49,343)	(114,780)	(48,728)	(706,682)
Other income (expenses)
Interest income	-	-	-	-	115
Loss from long-term investment	-	(6,975)	-	-	(20,837)
Gain from disposal of long-term investment	-	-	-	-	20,837
	-	(6,975)	-	-	115
Net loss before income taxes	(183,436)	(56,318)	(114,780)	(48,728)	(706,567)
Provision for income taxes	-	-	-	-	-
Net Loss	(183,436)	(56,318)	(114,780)	(48,728)	(706,567)
Net loss attributable to noncontrolling interest	(193)	-	(193)	-	(53,441)
Net loss attributable to San Lotus Holding Inc.	$(183,243)	$(56,318)	$(114,587)	$(48,728)	$(653,126)

Net Loss Per Share-
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.08)

Weighted Average Shares Outstanding:
Basic and Diluted	14,572,130	4,392,857	14,572,130	6,785,714	8,606,756

Other comprehensive income (loss), net of tax:
Net loss	$(183,436)	$(56,318)	$(114,780)	$(48,728)	$(706,567)
Foreign currency translation adjustment, net of tax	(5,364)	-	(547)	-	1,844
Total comprehensive income (loss)	(188,800)	(56,318)	(115,327)	(48,728)	(704,723)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	-	(193)	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(188,607)	$(56,318)	$(115,134)	$(48,728)	$(651,282)

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH JUNE 30, 2013
(UNAUDITED)

			Accumulated from
	Six Months Ended	Six Months Ended	June 21, 2011 (Inception)
	June 30, 2013	June 30, 2012	through June 30, 2013
Cash flows from operating activities
Net loss	$(183,243)	$(56,318)	$(653,126)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	25,318	1,501	50,894
Loss from long-term investment	-	6,975	20,837
Gain from disposal of investments	-	-	(20,837)
Changes in assets and liabilities:
Decrease (increase) in prepaid and other current assets	(430)	-	(195,728)
Increase (decrease) in accrued expenses	9,221	(914)	19,755
Increase (decrease) in other payable	4,545	607,213	128,123
Noncontrolling interest	(193)	-	(53,441)
Net cash provided by (used in) operating activities	(144,782)	558,457	(703,523)
Cash flows from investing activities
Purchase of fixed assets	-	(628,141)	(697,136)
Long-term investments	-	(132,500)	(156,000)
Disposal of long-term investments	-	-	156,000
Net cash used in investing activities	-	(760,641)	(697,136)
Cash flows from financing activities
Issuance of shares	-	650,000	1,481,213
Noncontrolling interest	-	-	46,500
Net cash provided by financing activities	-	650,000	1,527,713
Effect of exchange rate changes on cash and cash equivalents	(2,435)	-	2,939
Net change in cash	(147,217)	447,816	129,993
Cash and cash equivalents
Beginning	277,210	178,950	-
Ending	$129,993	$626,766	$129,993

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $653,126 as of June 30, 2013, and it had no revenue from operations since its inception.

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

Building	40 years
Vehicles	5 years
Equipment	5 years

As of June 30, 2013, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	145,027
Vehicles	167,899
Equipment	37,079
Accumulated depreciation	(50,723)
$645,538

Depreciation expenses were $25,318 for the six-month period ended June 30, 2013.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2013 up through the date the Company issued these financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At June 30, 2013, there were no deferred tax assets or liabilities.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.	Start-up Cost
	A.	Capital requirements - $100,000 upon application license – June 2013
	B.	Statutory reserve - $20,000 upon approval of license – June 2013
	C.	Fees – estimated at $1,000 upon application for license – June 2013
	D.	Rent deposit – estimated at $2,000 upon rental of office – September 2013
	E.	Equipment, etc. – estimated at $5,000 – September 2012
	F.	Purchase of condominium and automobiles in California - $628,141 – June 2012
	G.	Purchase of interest in A Peace World Holding Inc. - $46,500 – January 2012
2.	Operating Expenses
	A.	Number of employees and salary per office – two employees at $1,500 each per month for a total of $3,000 – Sept. 2012-April 2013; one employee at $1,000 per month as of May 2013
	B.	Office size and rent – approximately 700 square feet at $1,500 per month – September 2012
	C.	Telecommunications – estimated at $200 per month starting in June and increasing to $700 starting September 2012
	D.	Utilities, etc. – estimated at $500 per month starting in September 2012
	E.	Advertising – estimated at $5,000 for initial television advertising development – November 2012
	F.	Condominium expenses – estimated at $1,500 per month starting in June 2013
	G.	Automobile-related expenses – estimated at $1,500 per month starting in June 2013
3.	Projected Sales
	A.	Dollar sales/commission per office
	B.	Breakdown of sales by product
4.	Projected Cash Flow
5.	Breakeven point and Projected Earnings

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

Products and Services Offered:

⋅                Transportation: airlines / buses / car rentals / railways / cruises;

⋅                Accommodation: hotels / resorts / cruises; and

⋅                Packaged holidays / local tours.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by sometime in the fourth quarter of 2013.  Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

⋅      Formally launch online operations (by the end of Fourth Quarter 2013)
⋅      Sign formal supplier agreements with product vendors that have expressed interest previously (by the end of the year 2013)
⋅      Begin advertising with TBWTV (by June, 2013)
⋅      Sign on additional product vendors (ongoing)
⋅      Sign profit sharing agreements with affinity groups that have expressed interest previously (by the end of the year 2012)
⋅      Sign on additional affinity groups (ongoing)
⋅      Hire office staff (by the end of June 2013)

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

EMERGING GROWTH COMPANY STATUS
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). As a result, we are permitted to rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

RESULTS OF OPERATIONS

The following table summarizes our historical condensed consolidated statements of operations data.

					Deficit Accumulated from
	Six Months Ended		Three Months Ended		June 21, 2011 (Inception)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	through June 30, 2013
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	183,436	49,343	114,780	48,728	706,682
Loss from Operations	(183,436)	(49,343)	(114,780)	(48,728)	(706,682)
Other income (expenses)
Interest income	-	-	-	-	115
Loss from long-term investment	-	(6,975)	-	-	(20,837)
Gain from disposal of long-term investment	-	-	-	-	20,837
	-	(6,975)	-	-	115
Net loss before income taxes	(183,436)	(56,318)	(114,780)	(48,728)	(706,567)
Provision for income taxes	-	-	-	-	-
Net Loss	(183,436)	(56,318)	(114,780)	(48,728)	(706,567)
Net loss attributable to noncontrolling interest	(193)	-	(193)	-	(53,441)
Net loss attributable to San Lotus Holding Inc	$(183,243)	$(56,318)	$(114,587)	$(48,728)	$(653,126)

Net Loss Per Share-
Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.08)

Weighted Average Shares Outstanding:
Basic and Diluted	14,572,130	4,392,857	14,572,130	6,785,714	8,606,756

Other comprehensive income (loss), net of tax:
Net loss	$(183,436)	$(56,318)	$(114,780)	$(48,728)	$(706,567)
Foreign currency translation adjustment, net of tax	(5,364)	-	(547)	-	1,844
Total comprehensive income (loss)	(188,800)	(56,318)	(115,327)	(48,728)	(704,723)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	-	(193)	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc	$(188,607)	$(56,318)	$(115,134)	$(48,728)	$(651,282)

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues.  We did not generate any revenue for the three-month periods ended June 30, 2013 and June 30, 2012. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.   We incurred general and administrative expenses of $114,780 and $48,728 during the three-month periods ended June 30, 2013 and 2012, respectively.  This was an increase of $66,052 or 136 percent. This increase was mainly due to an increase in our development efforts, hiring additional professional service firms to assist us in our audit and Securities and Exchange Commission filings, and initial development costs for our business.

Income (loss) from operations.  Loss from operations increased approximately $(66,052), or 136 percent, to $(114,780) for the three months ended June 30, 2013 from $(48,728) for the three months ended June 30, 2012.  This increase was mainly due to an increase in our development costs as we began implementing our business plans.

Other Income (expenses).  We incurred no other expenses during the three-month periods ending June 30, 2013 or June 30, 2012.

Loss from Long-Term Investment. We incurred no loss from long-term investment during the three month periods ended June 30, 2013 and June 30, 2012.

Income (loss) Before Provision of Income Taxes.  Loss before income taxes increased approximately $(66,052), or 136 percent, to $(114,780) for the three months ended June 30, 2013 from $(48,728) for the same period in 2012.  This increase was mainly due to an increase in our development costs.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the three-month periods ending June 30, 2013 and 2012.

Net Loss.  Net loss increased approximately $(66,052), or 136 percent, to $(114,780) for the three months ended June 30, 2013 from $(48,728) for the same period in 2012. This increase was due to continued expenditures, while earning no income, as we are in the initial stages of developing our business.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest of our long-term investment in A Peace World Holding Inc., a travel-related real estate development entity, increased approximately $(193), or 100 percent, to $(193) for the three months ended June 30, 2013 from $0 for the same period in 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues.  We did not generate any revenue for the six-month periods ended June 30, 2013 and June 30, 2012. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $183,436 and $49,343 during the six-month periods ended June 30, 2013 and 2012, respectively.  This was an increase of $134,093 or 272 percent. This increase was mainly due to an increase in our development efforts, hiring additional professional service firms to assist us in our audit and Securities and Exchange Commission filings, and initial development costs for our business.

Income (loss) from operations.  Loss from operations increased approximately $(134,093), or 272 percent, to $(183,436) for the six months ended June 30, 2013 from $(49,343) for the six months ended June 30, 2012.  This increase was mainly due to an increase in our development costs as we began implementing our business plans.

Other Income (expenses). Loss from long-term investment was $0 for the six months ended June 30, 2013 compared to a lost of $(6,975) for the six months ended June 30, 2012. This decrease was due to our long-term investment made in A Peace World Holding Inc. (“APW”), a travel-related real estate investment entity, which was consolidated on San Lotus’s books in the third quarter of 2012.

Income (loss) Before Provision of Income Taxes.  Loss before income taxes increased approximately $(127,118), or 225 percent, to $(183,436) for the six months ended June 30, 2013 from $(56,318) for the same period in 2012.  This increase was mainly due to an increase in our operating expenses during the development stage.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the six-month periods ending June 30, 2013 and 2012.

Net Income (loss).  Net loss increased approximately $(127,118), or 225 percent, to $(183,436) for the six months ended June 30, 2013 from $(56,318) for the same period in 2012. This increase was due to continued expenditures, while earning no income, as we are in the initial stages of developing our business.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest of our long-term investment in A Peace World Holding Inc., a travel-related real estate development entity, increased approximately $(193), or 100 percent, to $(193) for the three months ended June 30, 2013 from $0 for the same period in 2012.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions from our initial investors, which should be adequate to fund the development of our operations for the next four months. To continue after that, we will either need to raise additional funds through the private placement of debt or equity securities, or borrow money from our founder and president, Chen Li Tsing.

Our working capital at June 30, 2013 totaled $103,330. This does not include funds that have already been injected into our wholly-owned Taiwan subsidiary, Green Forest Management Consulting Inc., a Taiwan entity (“Green Forest”). Green Forest presently has $23,733 in cash available, which we expect to be adequate to sustain Green Forest’s development costs for the next four months.

Going Concern

At present, we have enough cash to pay for the general and administrative expenses of San Lotus Holding Inc. for the next four months and we have enough cash to fund our Taiwan subsidiary, Green Forest, for the next four months.  As such, and as we have yet to attain profitability, we may be reliant on obtaining additional financing, or taking out loans from our president, in order to continue developing our operations as planned.  Based on these assumptions, our auditor has expressed doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to a material weakness in our internal control over financial reporting which is described below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On May 17, 2013, Yu Chien-Yang, our vice president and a member of our board of directors, was indicted by the Taichung District Prosecutor’s Office of Taichung County, Taiwan (R.O.C.). The indictment in no way involves San Lotus Holding Inc. or its subsidiary, Green Forest Management Consulting Inc., and the matters described therein do not include any conduct involving, by, or on behalf of San Lotus Holding Inc. or its subsidiary. The enforcement action was brought against seven individuals, including Mr. Yu, alleging violations of Taiwan’s banking and securities laws in connection with disclosure issues related to a single corporate bond issuance. The action predates Mr. Yu’s employment with the Company and is in connection with Mr. Yu’s service at another company, Da Chuang Business Management Consultants Co., Ltd. and its subsidiary, Da Ren International Investments Co., Ltd., both Taiwan entities, which had conducted a private placement of its corporate bonds to less than 30 individuals in the year 2010.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable.

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

SAN LOTUS HOLDING INC.

Date: August 12, 2013	By:	/s/ Chen Tseng Chih-Ying
Chen Tseng Chih-Ying Chief Executive Officer and Principal Executive Officer

Date: August 12, 2013	By:	/s/ Lin Mu-Chen
Lin Mu-Chen Chief Financial Officer and
Principal Accounting Officer