Form 10-Q
period 2013-09-30
San Lotus Holding Inc
filed 2013-11-14
CIK 1528749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 021-165129

SAN LOTUS HOLDING INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2960145
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 14, 2013, 63,432,728 shares of the Registrant’s common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended September 30, 2013

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash in Bank	$109,895	$277,210
Prepaid and other current assets	195,549	196,082
Total Current Assets	305,444	473,292

Fixed assets- net	3,729,055	672,830

Other assets	7,124	-

Total Assets	$4,041,623	$1,146,122

LIABILITIES AND EQUITY

Current Liabilities
Accrued expenses	$24,623	$10,629
Other payable	172,847	123,703
Total Current Liabilities	197,470	134,332

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized, 45,278,582 and 14,572,130 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,527,858	1,457,213
Additional paid-in capital	24,000	24,000
Deficit accumulated during the development stage	(703,841)	(469,883)
Other comprehensive income	3,078	7,208
Total stockholders' equity	3,851,095	1,018,538
Noncontrolling interest	(6,942)	(6,748)
Total Equity	3,844,153	1,011,790

Total Liabilities and Equity	$4,041,623	$1,146,122

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

					Deficit Accumulated from
	Nine Months Ended		Three Months Ended		June 21, 2011 (Inception)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	through September 30, 2013

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	234,213	377,916	50,777	328,573	757,459

Loss from Operations	(234,213)	(377,916)	(50,777)	(328,573)	(757,459)

Other income (expenses)
Interest income	62	2	62	2	177
Loss from long-term investment	-	(20,837)	-	(13,862)	(20,837)
Gain from disposal of long-term investment	-	-	-	-	20,837
	62	(20,835)	62	(13,860)	177

Net loss before income taxes	(234,151)	(398,751)	(50,715)	(342,433)	(757,282)

Provision for income taxes	-	-	-	-	-

Net Loss	(234,151)	(398,751)	(50,715)	(342,433)	(757,282)
Net loss attributable to noncontrolling interest	(193)	(42,515)	-	(42,515)	(53,441)
Net loss attributable to San Lotus Holding Inc.	$(233,958)	$(356,236)	$(50,715)	$(299,918)	$(703,841)

Net Loss Per Share-
Basic and Diluted	$(0.01)	$(0.07)	$(0.00)	$(0.02)	$(0.08)

Weighted Average Shares Outstanding:
Basic and Diluted	16,146,820	5,406,623	19,244,851	13,912,116	9,781,672

Other comprehensive income (loss), net of tax:
Net loss	$(234,151)	$(398,751)	$(50,715)	$(342,433)	$(757,282)
Foreign currency translation adjustment, net of tax	(4,130)	4,994	(547)	4,994	3,078
Total comprehensive income (loss)	(238,281)	(393,757)	(51,262)	(337,439)	(754,204)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	(42,515)	-	(42,515)	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(238,088)	$(351,242)	$(51,262)	$(294,924)	$(700,763)

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

	Nine Months Ended	Nine Months Ended	Accumulated from June 21, 2011 (Inception)
	September 30, 2013	September 30, 2012	through September 30, 2013
Cash flows from operating activities
Net loss	$(233,958)	$(356,236)	$(703,841)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	37,948	10,508	63,529
Loss from long-term investment	-	20,837	20,837
Gain from disposal of investments	-		(20,837)
Changes in assets and liabilities:
Decrease (increase) in prepaid and other current assets	533	(31,405)	(195,549)
Increase in other assets	(7,124)	(7,231)	(7,124)
Increase (decrease) in accrued expenses	13,994	(861)	24,623
Increase in other payable	49,144	6,338	172,847
Noncontrolling interest	(193)	(42,515)	(53,441)
Net cash used in operating activities	(139,656)	(400,565)	(698,956)
Cash flows from investing activities
Purchase of fixed assets	(3,095,388)	(697,808)	(3,792,642)
Long-term investments	-	(156,000)	(156,000)
Disposal of long-term investments	-	-	156,000
Net cash used in investing activities	(3,095,388)	(853,808)	(3,792,642)
Cash flows from financing activities
Issuance of shares	3,070,645	1,257,213	4,551,858
Noncontrolling interest	-	-	46,500
Net cash provided by financing activities	3,070,645	1,257,213	4,598,358
Effect of exchange rate changes on cash and cash equivalents	(2,916)	51,494	3,135
Net change in cash	(167,315)	54,334	109,895
Cash and cash equivalents
Beginning	277,210	178,950	-
Ending	$109,895	$233,284	$109,895
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles of the United States of America (“GAAP”). The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s year-end is December 31.

Basis of Consolidation

The consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $703,841 as of September 30, 2013, and it has had no revenue from operations since its inception.

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

Building	40 years
Vehicles	5 years
Equipment	3~5 years

As of September 30, 2013, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	3,240,415
Vehicles	168,351
Equipment	37,620
Accumulated depreciation	(63,587)

$3,729,055

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $37,948 and $10,508, respectively.

Depreciation expense for the three months ended September 30, 2013 and 2012 were $12,630 and $9,007, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2013, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2013, there were no deferred tax assets or liabilities.

NOTE 3 – BUSINESS ACQUISITION

On September 17, 2013, San Lotus Holding Inc.’s wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation (“Green Forest”), entered into a stock purchase agreement to purchase Da Ren International Development Inc. from its shareholders (the “Da Ren Sellers”) to acquire 100 percent of the outstanding share of common stock in Da Ren in exchange for a promissory note in the amount of TWD $91,996,524 (US$3,070,645). Following the above transaction, San Lotus Holding entered into stock purchase agreements for the issuance of 30,706,450 shares of its common stock, par value $0.10 per share (the “Shares”), at a purchase price of $0.10 per share, to the Da Ren Sellers and their designees. The Shares were issued at the instruction of the Da Ren Sellers and in satisfaction of the debt owed to the Da Ren Sellers under the Promissory Note.

NOTE 4 – SUBSEQUENT EVENTS

On October 29, 2013, the Company’s wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan corporation (“Green Forest”), entered into a land purchase agreement with Yu Chien-Yang, an officer and shareholder of the Company, and Da Chuang Business Management Consulting Co., Ltd., a Taiwan (R.O.C) corporation (“Da Chuang”), (together, the “Sellers”) to acquire 29,332.7 square meters of land located in Xinpi Township, Pingtung County, Taiwan .

Green Forest purchased the Land for TWD$53,238,851 (US$1,815,414.60). The purchase price was paid for through Green Forest’s issuance of a promissory note payable to the Sellers.

On October 29, 2013, the Company entered into a stock purchase agreement for the issuance of 18,154,146 shares of common stock at $0.10 per share to the Sellers and their designees The Shares were issued at the instruction of the Sellers and in satisfaction of the debt owed to the Sellers under the promissory note.

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2013 have been incorporated into these consolidated financial statements, and except for the above disclosure, there are no other material subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

We will not only book airplane tickets, hotels and tours, but design specialized destination-related travel services for our customers based on their specific needs and desires while they are in Taiwan. In this way, our market will consist of both those potential travelers based in Taiwan, but also anyone from any other country who might be planning a trip to Taiwan or need assistance with designing a travel itinerary once they arrive in Taiwan. We will market our products and services to the travel population in Taiwan and abroad through our website, www.sanlotusholding.com, as well as through services such as Twitter and other media outlets. In addition, we have already taken steps to begin marketing our services to the Chinese market in California through a California television station, TBWTV Inc. (“TBWTV”). We plan to use this entity for purposes of gaining access to a means of advertising our services to the California market of potential Taiwan travelers. Our vice president and secretary, Yu Chien-Yang and Chen Kuan-Yu, own TBWTV and, as a result, have knowledge of when preferred advertising slots become available and may be able to assist us in gaining preferable advertising rates, although we have no contractual guarantees on either of these issues. In addition, we have purchased three vehicles to provide transportation to our customers while they are in California, a common destination for Taiwan business travelers and tourists. We intend to use the cars, with hired drivers, to provide car service for our customers from the airport to their hotels or other desired destinations upon their arrival in California. Providing car service is an experimental project at this point as we only have three vehicles available for use. We will charge our customers an amount that will cover our expenses in providing the car and driver. In the event the service is popular and appears to benefit our services, we may add to the service in the future, at which time we would reevaluate the amount we charge for the service.

In addition to developing our business in Taiwan, in the first quarter of 2013, we entered into non-binding letters of intent to acquire existing travel services agencies in Taipei City, Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. We plan to proceed in negotiating terms for these acquisitions over the course of the next several months while we simultaneously gather operational data from our module operation in Taiwan. At the same time, we have recently acquired land in Taiwan and have entered into non-binding letters of intent to acquire land in Taiwan, for a total of 2.06 million square meters, which land we intend to use to develop destination-related travel services. Each of these non-binding letters of intent were disclosed to the SEC in a Current Report on Form 8-K shortly after our entry into each such non-binding letter of intent.

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.     Start-up Cost
A.       Capital requirements - $100,000 upon application license – June 2013
B.       Statutory reserve - $20,000 upon approval of license – June 2013
C.       Fees – estimated at $1,000 upon application for license – June 2013
D.       Rent deposit – estimated at $2,000 upon rental of office – September 2012
E.       Equipment, etc. – estimated at $5,000 – September 2012
F.       Purchase of condominium and automobiles in California - $628,141 – June 2012
G.       Purchase of interest in A Peace World Holding Inc. - $46,500 – January 2012
2.     Operating Expenses
A.       Number of employees and salary per office – two employees at $1,500 each per month for a total of $3,000 – Sept. 2012-April 2013; one employee at $1,000 per month as of May 2013
B.       Office size and rent – approximately 700 square feet @ $1,500 per month – September 2012
C.       Telecommunications – estimated at $200 per month starting in June and increasing to $700 starting September 2012
D.       Utilities, etc. – estimated at $500 per month starting in September 2012
E.       Advertising – estimated at $5,000 for initial television advertising development – November 2012
F.       Condominium expenses – estimated at $1,500 per month starting in June 2013
G.       Automobile-related expenses – estimated at $1,500 per month starting in June 2013
3.     Projected Sales
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

Business Development

The Company seeks to develop mutually beneficial business relationships with travel product providers, such as airlines, hotels and tour operators, and will begin offering travel products to our customers. The Company will work on reaching a variety of affinity groups and reaching agreements to service their customers. The Company recently launched a website, www.sanlotusholding.com, to begin marketing our services online. We have projected our costs as a reporting company in our first year to be approximately $150,000 in legal fees and $60,000 in auditing fees, including the preparation of our 10-K filing and annual audit.

Marketing and Sales

Our initial marketing efforts will be designed to drive prospective clients to our website, www.sanlotusholding.com. We plan to use social media vehicles such as Twitter and Facebook to generate awareness of our website. We expect to engage prospective clients through promoting our website and responding to requests for information. Eventually, we expect to use broader-based email marketing to generate a much larger number of sales leads that will be followed up with a personal exchange, via email or telephone, but there is no guarantee this will be successful.  We will also market to potential customers based in California through TBWTV, a Chinese language television station based in California.

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

Website Development

We have completed the initial version of our website, www.sanlotusholding.com, and will use this site to market our services to the general public.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by sometime in the fourth quarter of 2013.  Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

•      Formally launch online operations (by the end of Fourth Quarter 2013)
•      Sign formal supplier agreements with product vendors that have expressed interest previously (by the end of the year 2013)
•      Begin advertising with TBWTV (by June 2013)
•      Sign on additional product vendors (ongoing)
•      Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)
•      Sign on additional affinity groups (ongoing)
•      Hire office staff (by the end of June 2013)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We recently acquired 37,273.68 square meters of scenic real estate in the Beitun District of Taichung City, Taiwan (R.O.C.) and we have entered into four additional non-binding letters of intent to acquire additional land in scenic and/or agricultural areas in Taiwan.  We aim to complete four acquisitions during the fourth quarter of 2013 and first quarter of 2014. After we have completed these acquisitions, we will evaluate all of our real estate holdings as a group and determine how we will utilize those properties to support our overall goal of developing a travel, tourism and destination real estate business. At that same time, we will evaluate and plan for the costs of developing the properties.

We expect the destination real estate portion of our business to make up approximately half of our overall business in the future, with the other half consisting of travel agencies.  By destination real estate, we mean to develop locations that will attract and support visitors for stays of one day or longer, providing outdoor activities and places of interest for visitors from both domestic locales and abroad. In addition to our destination real estate business, we are continuing to develop our travel agency in Taiwan and have entered into nine non-binding letters of intent to acquire travel agencies located outside of Taiwan in both Asia and North America. We aim to complete the acquisition of these nine travel agencies by the end of the second quarter 2014.  We intend to fund all of these acquisitions through the sale of our common stock. While this will cause dilution to the existing shareholders, we do not believe this dilution will negatively affect the shareholders as the acquisitions will add significant value to the Company and will allow the Company to proceed in developing its business.

We may also from time to time invest in travel-related service providers that we believe can help us better service our customers and help them meet their travel needs. Through investing in such entities, we may be able to recoup some of our costs through maintaining small ownership interests in the entities our clients use. Furthermore, by investing in these entities, we may be able to work with them to better improve their travel offerings or related services or bring the entities up to the standard of service our customers expect. We recently made one such investment in A Peace World Holding Inc. (“APW”), a company in the early stages of developing destination real estate products and services.  We expect that APW, based on its expressed business plans, will develop destination real estate that our customers will be interested in traveling to, thus enhancing the products and services we can provide to our customers. Any costs involved in offering such products and services to our customers, if there are any such costs, will be incorporated into the fees we charge our customers for our service. At this time we have no further plans for making any additional such investments and therefore have no plans of making further capital expenditures in relation to such investments.

Competition

We will be operating in two sectors – in the area of destination real estate development and travel agencies. These two sectors will complement each other as , over the long term, the travel agencies will be able to refer clients and visitors to our destination real estate sites. We will face competition from many individuals and companies that also market travel locations and products. As concerns travel destinations, we desire to utilize scenic properties that will allow for outdoor activities. Thus we must create locations that provide both activities of interest and provide convenience and amenities, while allowing visitors to enjoy the natural beauty of the area around them.

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

Concerning destination real estate sites, there are many competitors who will be vying for the business of our potential clientele. The key will be to develop attractive properties that provide the amenities and activities that visitors would enjoy. In our development plans, we are defining destination real estate as locations that will draw tourist from both domestically and abroad to visit our sites for a period of one or two days or more. So in the long term we will be developing sites that include hotels, restaurants, as well as activity and entertainment centers, among other things. Some of our competitors in the destination real estate sector in Taiwan include the following companies:

Elements Innovation Co. Ltd.
E United Group
Taiwan Land Development Inc.

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

RESULTS OF OPERATIONS

The following table summarizes our historical condensed consolidated statements of operations data.

					Deficit Accumulated from
	Nine Months Ended		Three Months Ended		June 21, 2011 (Inception)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	through September 30, 2013

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	234,213	377,916	50,777	328,573	757,459

Loss from Operations	(234,213)	(377,916)	(50,777)	(328,573)	(757,459)

Other income (expenses)
Interest income	62	2	62	2	177
Loss from long-term investment	-	(20,837)	-	(13,862)	(20,837)
Gain from disposal of long-term investment	-	-	-	-	20,837
	62	(20,835)	62	(13,860)	177

Net loss before income taxes	(234,151)	(398,751)	(50,715)	(342,433)	(757,282)

Provision for income taxes	-	-	-	-	-

Net Loss	(234,151)	(398,751)	(50,715)	(342,433)	(757,282)
Net loss attributable to noncontrolling interest	(193)	(42,515)	-	(42,515)	(53,441)
Net loss attributable to San Lotus Holding Inc.	$(233,958)	$(356,236)	$(50,715)	$(299,918)	$(703,841)

Net Loss Per Share-
Basic and Diluted	$(0.02)	$(0.07)	$(0.00)	$(0.02)	$(0.08)

Weighted Average Shares Outstanding:
Basic and Diluted	16,146,820	5,406,623	19,244,851	13,912,116	9,781,672

Other comprehensive income (loss), net of tax:
Net loss	$(234,151)	$(398,751)	$(50,715)	$(342,433)	$(757,282)
Foreign currency translation adjustment, net of tax	(4,130)	4,994	(547)	4,994	3,078
Total comprehensive income (loss)	(238,281)	(393,757)	(51,262)	(337,439)	(754,204)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	(42,515)	-	(42,515)	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(238,088)	$(351,242)	$(51,262)	$(294,924)	$(700,763)

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues.  We did not generate any revenue for the three-month periods ended September 30, 2013 and September 30, 2012. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $50,777 and $328,573 during the three-month periods ended September 30, 2013 and 2012, respectively.  This was a decrease of $277,796 or 84.5 percent. The decrease was mainly due to fewer professional service fees for Securities and Exchange Commission filings incurred during the current period this year. The decrease was also attributable to lower office rent and salaries, partially offset by the increase in depreciation expense for the three months ended September 30, 2013

Income (loss) from operations.  Loss from operations decreased approximately $277,796, or 84.5 percent, to $(50,777) for the three months ended September 30, 2013 from $(328,573) for the three months ended September 30, 2012.  This decrease was mainly due to lower development costs expended in implementing our business plan for the three-month ended September 30, 2013 as compared to the period in 2012.

Other Income (expenses).  Other income was $62 during the three months ended September 30, 2013 as opposed to $(13,860) during the three months ended September 30, 2012. This was a change in other income of $13,922, or 99.6%. The change from loss to income was due to our long-term investment made in A Peace World Holding Inc. (“APW”), a travel-related real estate investment entity, which was consolidated on San Lotus’s books in the third quarter of 2012. Therefore, there was no loss from long-term investment recognized for the current period in 2013.

Net Loss Before Income Taxes.  Loss before income taxes decreased approximately $(291,718), or 85.2 percent, to $(50,715) for the three months ended September 30, 2013 from $(342,433) for the same period in 2012.  This decrease was mainly due to a decrease in operating expense during the development stage.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the three-month periods ending September 30, 2013 and 2012.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately $(50,715) for the three months ended September 30, 2013 as compared to net loss of approximately $(342,433) for the three months ended September 30, 2012, representing a decrease of approximately $(291,718), or 85.2%. This decrease was primarily attributable to less development costs, as well as less office rental expenses and  lower payroll expenses, partially offset by the increase in depreciation expenses for the three months ended September 30, 2013 as compared with the same period in 2012.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest of our long-term investment in A Peace World Holding Inc., a travel-related real estate development entity, decreased approximately $42,515, or 100 percent, to $0 for the three months ended September 30, 2013 from $(42,515) for the same period in 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues.  We did not generate any revenue for the nine-month periods ended September 30, 2013 and September 30, 2012. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $234,213 and $377,916 during the nine-month periods ended September 30, 2013 and 2012, respectively.  This was a decrease of $143,703 or 38.0 percent. This decrease was mainly due to a decrease in professional service fees for Securities and Exchange Commission filings for the nine months ended September 30, 2013.

Income (loss) from operations.  Loss from operations decreased approximately $143,703, or 38.0 percent, to $(234,213) for the nine months ended September 30, 2013 from $(377,916) for the nine months ended September 30, 2012.  This decrease was mainly due to fewer professional service fees incurred for the nine-month ended September 30, 2013.

Other Income (expenses). Other income was $62 for the nine months ended September 30, 2013 and $(20,835) for the nine months ended September 30, 2012. This increase was due to our long-term investment made in A Peace World Holding Inc. (“APW”), a travel-related real estate investment entity, which was consolidated on San Lotus’s books in the third quarter of 2012. Therefore, there was no loss from long-term investment recognized for the current period in 2013.

Net loss before Income Taxes.  Net loss before income taxes decreased approximately $(164,600), or 41.3 percent, to $(234,151) for the nine months ended September 30, 2013 from $(398,751) for the same period in 2012.  This decrease was mainly due to a decrease in operating expenses during the development stage.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities during the nine-month periods ending September 30, 2013 and 2012.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately $(234,151) for the nine months ended September 30, 2013 as compared to net loss of approximately $(398,751) for the nine months ended September 30, 2012, representing a decrease of approximately $(164,600), or 41.3%. This decrease was primarily attributable to lower development costs, as well as lower office rental expenses and payroll expenses, partially offset by the increase in depreciation expenses for the nine months ended September 30, 2013 as compared with the same period in 2012.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest of our long-term investment in A Peace World Holding Inc., a travel-related real estate development entity, decreased approximately $42,322, or 99.5 percent, to $(193) for the nine months ended September 30, 2013 from $(42,515) for the same period in 2012.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions from our initial investors, which is only adequate to fund the development of our operations for the next three months. To continue after that, we will either need to raise additional funds through the private placement of debt or equity securities, or borrow money from our founder and president, Chen Li Tsing.

Our working capital at September 30, 2013 totaled $107,974. This amount includes funds that have already been injected into our wholly-owned Taiwan subsidiary, Green Forest Management Consulting Inc., a Taiwan entity (“Green Forest”). Presently, Green Forest has $126 cash on hand, while Green Forest’s newly acquired subsidiary, Da Ren International Development Inc., has $12,250 cash on hand.  These funds are inadequate to support Green Forest’s operations. We are in the process of applying for permission from Taiwan’s Ministry of Economic Affairs for permission to inject capital into Green Forest’s account. We expect to receive permission within the next two to four weeks. Even with investment approval from Taiwan’s government, we lack adequate funds to support our subsidiaries and will likely have to borrow funds from our President and Chairman, Chen Li-Hsing, in order to sustain our operations in the near term until we are able to complete a private placement of our equity securities or otherwise raise funds.

Going Concern

At present, we have enough cash to pay for the general and administrative expenses of San Lotus Holding Inc. for the next three months and we do not have enough cash to fund our Taiwan subsidiary, Green Forest. As such, and as we have yet to attain profitability, we may be reliant on obtaining additional financing, or taking out loans from our president, in order to continue developing our operations as planned.  Based on these assumptions, our auditor has expressed doubt about our ability to continue as a going concern.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to a material weakness in our internal control over financial reporting which is described below.

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

SAN LOTUS HOLDING INC.

Date: November 14, 2013	By:	/s/ Chen Tseng Chih-Ying
Chen Tseng Chih-Ying
Chief Executive Officer and
Principal Executive Officer

Date: November 14, 2013	By:	/s/ Lin Mu-Chen
Lin Mu-Chen
Chief Financial Officer and
Principal Accounting Officer

