Form 10-K
period 2013-12-31
San Lotus Holding Inc
filed 2014-04-07
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013, was $1,276,800. All executive officers of the registrant have been deemed “affiliates” solely for the purpose of this calculation.

TABLE OF CONTENTS

San Lotus Holding Inc.

Annual Report on Form 10K

For the Fiscal Year ended December 31, 2013

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

DESCRIPTION OF BUSINESS

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the fourth quarter of 2013. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2014, after we obtain the relevant licenses and approval from Taiwan’s government.

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

In addition to developing our business in Taiwan, in the first quarter of 2013, we entered into non-binding letters of intent to acquire existing travel services agencies in Taipei City, Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. We plan to proceed in negotiating terms for these acquisitions over the course of the next several months while we simultaneously gather operational data from our module operation in Taiwan. We expect to complete the acquisitions of such travel agencies by the end of the second quarter of 2014. At the same time, we also have entered into non-binding letters of intent to acquire land in Taiwan, which land we intend to use to develop destination-related travel services. We expect to complete the acquisitions of such land and/or land holding companies by the end of the first quarter of 2014.

Despite of entering the non-binding letters of intent to acquire the travel agencies and land, we remain in the preliminary discussion with the travel agencies and the sellers of the land about the specific considerations to acquire them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Acquiring the travel agencies located both within and outside of Taiwan and land in Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our acquisition efforts, we will actively seeking additional funding on favorable terms to continue our acquisition. If additional funding is not available on acceptable terms, we may not be able to implement our acquisitions and continue our operations. We plan to be funded by private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully complete our acquisitions of travel agencies and/or land. If we fail to complete our acquisitions of travel agencies and/or land, we may be forced to cease our operation entirely, and you may lose all your investment.

Each of these non-binding letters of intent above was disclosed to the SEC in a Current Report on Form 8-K shortly after our entry into each such non-binding letter of intent.

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.	Start-up Cost

A.	Capital requirements – estimated $100,000 upon application license – April 2014

B.	Statutory reserve -estimated $20,000 upon approval of license – April 2014

C.	Fees –estimated $1,000 upon application for license – April 2014

D.	Rent deposit –estimated $2,000 upon rental of office – April 2014

E.	Equipment, etc. –estimated $5,000 – April 2014

F.	Purchase of condominium and automobiles in California - $628,141 - June 2012

G.	Purchase of interest in A Peace World Holding Inc. - $46,500 - January 2012

2.	Operating Expenses

A.	Number of employees and salary per office - two employees at estimated $1,500 each per month for a total of $3,000 - starting in April 2014

B.	Office rent-Green Forest-$2,000 per month-starting in September 2013

C.	Office rent-Da Ren-$1,333 per month -starting in September 2013

D.	Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.	Utilities, etc. - $500 per month- starting in September 2013

F.	Advertising - estimated $5,000 for initial television advertising development - April 2014

G.	Condominium expenses -$900 per month-starting in September 2013

H.	Automobile-related expenses –$1,500- September 2013

3.	Projected Sales

A.	Dollar sales/commission per office
B.	Breakdown of sales by product

4.	Projected Cash Flow

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

Products and Services Offered:

·	Transportation: airlines / buses / car rentals / railways / cruises;
·	Accommodation: hotels / resorts / cruises; and
·	Packaged holidays / local tours.

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

We expect to incur the cost of obtaining wholesale inventory starting in the first quarter of 2014 or as soon as our license to operate a travel agency has been granted. Consequently, we will recover the cost and make a profit when inventory is turned over or sold. The profitability of our mark-up business will depend on how frequent inventory is turned.

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

Business Development

The Company seeks to develop mutually beneficial business relationships with travel product providers, such as airlines, hotels and tour operators, and will begin offering travel products to our customers. The Company will work on reaching a variety of affinity groups and reaching agreements to service their customers. The Company recently launched a website, www.sanlotusholding.com, to begin marketing our services online. Our costs as a reporting company in our first year are approximately $165,000 in legal fees and $45,000 in auditing fees, including the preparation of our 10-K filing and annual audit. And, our costs as a reporting company in our second year are approximately $16,193 in legal fees and $50,300 in auditing fees, including the preparation of our 10-K filing and annual audit.

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

Television Advertising in California

We will begin advertising our services to potential Taiwan travelers in California through TBWTV Inc., a local California station geared toward Chinese speaking audiences, sometime during 2014. With California’s large Asian population and strong business connections with Taiwan, we believe there is potential to develop a strong customer base in California by directing potential customers to our website. As part of this effort, we have purchased a condominium unit in California so that our management and employees will be able to easily be able to travel to California to work on our television advertising campaign, as well as enable them to work with our various U.S. service providers. In addition, we purchased three vehicles that will be used to transport our management, as well as our customers, when in California.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by the end of 2014. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

·	Formally launch online operations (in or after 2014)

·	Sign formal supplier agreements with product vendors that have expressed interest previously (in or after 2014)

·	Begin advertising with TBWTV (in or after 2014)

·	Sign on additional product vendors (in or after 2014)

·	Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)

·	Sign on additional affinity groups (in or after 2014)

·	Hire office staff (in or after 2014)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We acquired certain land in Taiwan (R.O.C.), which is specifically described in Item 2 of this annual report on form 10k. We also have entered into four additional non-binding letters of intent to acquire additional land in scenic and/or agricultural areas in Taiwan. We aim to complete four acquisitions by the end of 2014. After we have completed these acquisitions, we will evaluate all of our real estate holdings as a group and determine how we will utilize those properties to support our overall goal of developing a travel, tourism and destination real estate business. At that same time, we will evaluate and plan for the costs of developing the properties.

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

Competition

We will be operating in two sectors – in the area of destination real estate development and travel agencies. These two sectors will complement each other as, over the long term, the travel agencies will be able to refer clients and visitors to our destination real estate sites. We will face competition from many individuals and companies that also market travel locations and products. As concerns travel destinations, we desire to utilize scenic properties that will allow for outdoor activities. Thus we must create locations that provide both activities of interest and provide convenience and amenities, while allowing visitors to enjoy the natural beauty of the area around them.

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

Risks Related to Our Business

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources of approximately $578,688 over the next 12 months to implement the next stages of our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities. We have no current plans for additional financing. As of March 24, 2014, we had $9,458 cash in the bank, $391cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. and $6,416 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc., for purposes of building our travel services business in Taiwan. We expect the remainder of the needed funds to come in the form of loans from our president and founder, Chen Li Hsing.

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

Our operations to date have been devoted primarily to start-up and development activities, which include:

1.	formation of the Company;

2.	development of our business plan;

3.	evaluating various travel destinations;

4.	researching marketing channels and strategies;

5.	developing our web site: www.sanlotusholding.com; and

6.	acquiring land for potential destination real estate development.

Our future will depend on our ability to bring our service to the marketplace, which requires careful planning, without incurring unnecessary cost and expense.

GOVERNMENT REGULATIONS MAY NEGATIVELY AFFECT OUR BUSINESS AND DEVELOPMENT OPPORTUNITIES.

With the addition of land and land development projects in Taiwan, we will be subject to additional governmental regulations that may limit our operations or create delays as we may be required to obtain additional permits and governmental consent to our development projects and/or land usage. Any additional requirements for permits or regulations that need to be complied with may cause us to incur additional expense.

WE WILL BE SUBJECT TO ENVIRONMENTAL LAWS AND THE COST OF COMPLIANCE COULD ADVERSELY AFFECT OUR BUSINESS.

With the ownership of land, we will be subject to various environmental laws. Compliance with these laws may cause us to incur additional expense or delay in our land development projects.

DUE TO OUR REAL ESTATE DEVELPOPMENT PLANS, WE WILL FACE FIXED COSTS DUE TO PROPERTY TAX AND PROPERTY INSURANCE REQRUIREMENTS.

Our business strategy concerning our real estate development business involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to any reduction in our revenues. The land we have acquired is uninsured at present and has a yearly property tax of NT$39,646 (US$1,300). We will need to insure the property in the future and we will be able to better estimate insurance costs as we determine how we are going to utilize the property, which we intend to do following the completion of additional land and land holding company acquisitions, which we expect to complete sometime in the first quarter of 2014.

OUR REAL ESTATE DEVELOPMENT EFFORTS MAY BE DELAYED OR UNSUCCESSFUL IN THE EVENT WE ARE UNABLE TO RAISE ADDITIONAL FUNDS.

The real estate development industry is capital intensive, and real estate development requires significant up-front expenditures to develop land and begin construction. Accordingly, we will require substantial expenditures to finance our land development activities. Although we believe that internally generated funds will be sufficient to fund our capital and other expenditures, the amounts available from such sources will not be adequate to meet funding requirements for our planned development and construction activities. We do not yet know how much the real estate development portion of our business will cost as we have just begun the process of acquiring land that we will use for development. Once we have acquired the lands for which we have entered into non-binding letters of intent for acquisition, we will evaluate our development plans and further determine how much we expect the land development to cost. We will likely need to seek additional capital in the form of sales of our equity securities to meet these funding needs. Our failure to obtain sufficient capital to fund our planned expenditures could have a material adverse effect on our business and operations and our results of operations in future periods.

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

OUR OFFICERS AND DIRECTORS CONTROL 42.65 PERCENT OF THE COMPANY GIVING THEM SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

Because our officers and directors together hold 42.65 percent of our common stock, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. They may also be able to determine their compensation.

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

AS A SMALLER TRAVEL COMPANY WITH REPORTING OBLIGATIONS, AND AS THE TRAEL INDUSTRY HAS LOW BARRIERS TO ENTRY, WE MAY BE AT A COMPETITIVE DISADVANTAGE TO OTHER TRAVEL COMPANIES.

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

OUR OFFICERS CURRENTLY WORK AS PART-TIME TRAVEL AGENTS WHICH MAY POTENTIALLY LEAD TO A CONFLICT OF INTEREST.

Our officers currently serve as part-time travel agents and this may lead to a conflict of interest and potentially lead to a loss of business opportunities. Our officers’ current part-time employment may divert potential clients and business opportunities for the Company to their other businesses. This may have an adverse consequence on our potential revenues. Our officers may be unable to spend adequate time developing the Company’s business because of their current part-time status with the Company. Currently they each work 15-20 hours per week for the Company.

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

Our company has enough capital to meet the capital and statutory reserve requirements for operating a travel agency in Taiwan after taking into account the costs of our business plan and cost of operations. As an example, to be a type B travel agency in Taiwan, the minimum capital requirement is equivalent to $100,000, with a required statutory reserve of $20,000 for the main office and $5,000 per branch office. A type B travel agency is one that is permitted to carry out the following travel-related business:

·	to sell transportation tickets on behalf of vendors;

·	to purchase transportation tickets on behalf of customers;

·	to arrange travel, accommodation, transportation and other travel related services for customers;

·	to promote travel tours to domestic customers on behalf of other travel agencies;

·	to design domestic travel plans;

·	to provide travel related consulting services; and

·	to operate any other travel related business permitted by the regulatory body.

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

BECAUSE WE WERE A “SHELL COMPANY” CERTAIN INVESTORS IN OUR COMPANY WILL NOT BE ABLE TO UTILIZE RULE 144 TO SELL THEIR SHARES UNTIL AT LEAST ONE YEAR AFTER WE CEASE TO BE A SHELL COMPANY.

The Shares issued to investors in the Company cannot be sold pursuant to Rule 144 promulgated under the Securities Act until one year after the Company ceases to be a shell company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities shares for at least six months, including persons who may be deemed “affiliates” of the Company, as the term is defined under the

Securities Act, would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume of shares during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned his or her shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any volume limitations under Rule 144.

San Lotus Holding Inc. was a shell company prior to filing this periodic report on Form 8-K and therefore a majority of its shareholders may not currently utilize Rule 144 to sell their shares. Rule 144 is not available for sales of shares of companies that are or have been “shell companies” except under certain conditions. The Company completed an acquisition and has removed its status as a shell company by filing this report on Form 8-K. Shareholders are able to utilize Rule 144 one year after the filing of this Form 8-K, assuming it files the documents it is required to file as a reporting company. Investors in the Company whose shares were registered in a registration statement will be able to sell their shares pursuant to said registration statement.

OUR STOCK HAS ONLY BEEN TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD FOR A SHORT TIME, THERE HAS ONLY BEEN LIMITED TRADING ACTIVITY AND THERE IS LIMITED HISTORY WITH WHICH TO ESTIMATE FUTURE TRADING ACTIVITY IN OUR STOCK.

Although the Company’s Common Stock is approved for trading on the Over-the-Counter Bulletin Board, there has only been little trading activity in the stock. Accordingly, there is no history on which to estimate the future trading price range of the Common Stock. If the Common Stock trades below $5.00 per share, trading in the Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market share of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.

Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock and the ability of holders of the Common Stock to sell it.

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

There is no established public trading market for our common stock. While our stock is listed on the OTCBB, a market for our stock has yet to develop and there can be no assurance that a regular trading market will develop or, if developed, that such a market will be sustained. In the absence of a trading market, investors may be unable to liquidate their investments.

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

We believe our company is not an investment company due to the exemption under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act , including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

OFFICE

San Lotus presently rents office space in Taiwan. Our office is at the following location:

San Lotus Holding Inc.

3F B302C, No. 185 Kewang Road

Longtan Township, Taoyuan County 325

Taiwan (R.O.C.)

+886-3-4072339 & +886-3-4071534 fax

37,273.68 SQUARE METERS OF LAND IN DARONG SECTION, BEITUN DISTRICT OF TAICHUNG CITY, TAIWAN (R.O.C.).

We own 37,273.68 square meters of undeveloped land (the “Land-1”) in the Darong Section, Beitun District of Taichung City, Taiwan (R.O.C.). The transaction and all pertinent contracts in the transaction were disclosed in the Form-8-K filed on September 20, 2013.

Qualified Ownership to the Land

Although we own the Land-1, the seller of the Land-1, Chang, Cheng-Sung (the “Seller”), reserved certain rights to the Land-1 according to the Land Purchase Contract dated March 26, 2012. Therefore, to date, our ownership to the Land can be regarded as a qualified ownership (an ownership with limitations or conditions).

The rights the Seller reserved in the Land Purchase Contract are listed as follows:

1.	The Seller may set a maximum limited mortgage to the Land-1. (referred to Section 2 of the Contract)

2.	The Seller may decide whether Da Chuang Business Management Consultant Co., Ltd (the “Purchaser”) may resell the Land-1 at a price not exceeding TWD $60,000,000. And, once the Purchaser resells the Land-1, the Seller may be entitled to an amount of TWD $60,000,000 of resale price.(referred to Section 3 of the Contract)

3.	The Seller may enforce his setting of maximum limited mortgage to Land-1 when one of followings occurs(referred to Section 4 of the Contract):

a.	The Purchaser resells the Land-1 at a price not exceeding TWD$60,000,000 without the Seller’s consent, and/or
b.	The Purchaser fails to distribute the amount of TWD$60,000,000 to the Seller when the Purchaser is obligated to do such distribution.

4.	If the Seller terminates the Contract and assigns to the Purchaser the shares obtained in the Contract, the Seller may repossess the Land-1 and entire title to the Land and may request the Purchaser to pay an amount of TWD$60,000,000. (referred to Section 6 of the Contract)

5.	The Seller may refuse to cancel his registration of the maximum limited mortgage to the Land-1 before the shares are released from escrow account. (referred to Section 8 of the Contract)

To date, the Seller has not canceled his registration of maximum limited mortgage to the Land-1. There can be no assurance that our qualified ownership to the Land would become an ownership absent of any rights reserved by the Seller in the Contract.

Land Description

The Land-1 consists of three parcels of land, zoned as a “scenic spot” in a sparsely populated area on the immediate outskirts of Taichung City. The Land’s immediate surroundings consist of agricultural and forested areas. We have not yet determined our specific use for the Land-1, although we either intend to use it to develop scenic/tourist-related real estate or hold it for later sale when we need to raise funds.

29,332.7000 SQUARE METERS OF LAND LOCATED IN THE XINHUA SECTION OF XINPI TOWNSHIP, PINGTUN COUNTY, TAIWAN (R.O.C.)

We own 29,332.7000 square meters of undeveloped land in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan (R.O.C.) (the “Land-2”). The transaction and all pertinent contracts in the transaction were disclosed in the Form-8-K filed on November 4, 2013.

Land Description

The Land-2 consists of 12 parcels of land, totaling 29,332.7000 square meters, in the Hsinhua Section of Hsinpi Township, Pingtun County, Taiwan (R.O.C.). The Land is zoned as “agricultural region” and is located in a sparsely populated agricultural region. We have not yet determined our specific use for the Land-2, although we either intend to use it to develop scenic/tourist-related real estate or hold it for later sale when we need to raise funds.

76,435 SQUARE METERS OF LAND LOCATED IN ZAOQIAO TOWNSHIP AND TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

We own 76,435 square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the “Land-3”). The transaction and all pertinent contracts in the transaction were disclosed in the Form-8-K filed on December 30, 2013.

Land Description

The Land-3 consists of 18 lots, totaling 76,435 square meters, in the Dataoping Section of Zaoqiao Township and Laotianliao Section of Touwu Township, Miliaoli County, Taiwan (R.O.C.). The lots numbered as 86-1; 86-3; 90; and 421-1in Land-3 are zoned as “agricultural region,” and are located in a sparsely populated region. By law, the entire title to such lots cannot be transferred to Green Forest until Green Forest obtains a license of agricultural enterprises. In order to secure Seller’s obligation to transfer the entire title of such lots to Green Forest when Green Forest obtains a license of agricultural enterprises, Seller shall temporally set up a Maximum Limited Mortgage to such lots as a security interest for Green Forest, as described in Section 2.3 of the Land Purchase Contract dated December 27, 2013.

To date, Green Forest has not owned the entire title to the lots numbered as 86-1; 86-3; 90; and 421-1 because Green Forest has not been licensed as an agricultural enterprise. But, all lots in Land-3 other than the lots numbered as 86-1; 86-3; 90; and 421-1 are zoned as respectively “traffic region;” “forest region;” and “water resource region.” The entire title to them will be transferred to Green Forest after closing, as any previous mortgage on the Land-3 will be satisfied after closing.

316, 906.9921SQUARE METERS OF LAND LOCATED IN ZAOQIAO TOWNSHIP AND TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

We own 316, 906.9921 square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the “Land-4”). The transaction and all pertinent contracts in the transaction were disclosed in the Form-8-K filed on March 13, 2014.

Land Description

The Land consists of 49 lots, totaling 316, 906.9921 square meters, in the Dataoping Section of Zaoqiao Township and Laotianliao Section of Touwu Township, Miliaoli County, Taiwan (R.O.C.). The lots in Land are separately zoned as “agricultural region;” “traffic region;” “forest region;” “C-class construction land;” and “water resource region.” By law, the entire title to such lots zoned as agricultural region cannot be transferred to Green Forest until Green Forest obtains a license of agricultural enterprises. We have not yet determined our specific use for the land, although we intend to either use it to develop scenic, destination real estate or hold it for later resale when we need to raise funds.

ITEM 3. LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim.

Yu Chien-Yang, our vice president and a member of our board of directors, was indicted by the Taichung District Prosecutor’s Office of Taichung County, Taiwan (R.O.C.) on May 17, 2013. The indictment in no way involves San Lotus Holding Inc. or any of our subsidiaries and the matters described therein do not include any conduct involving, by, or on behalf of the Company or any of our subsidiaries.

The enforcement actions were brought against seven individuals, including Mr. Yu, alleging violations of Taiwan’s banking and securities laws in connection with disclosure issues related to a single corporate bond issuance. The action predates Mr. Yu’s employment with the Company and is in connection with Mr. Yu’s service at another company, Da Chuang Business Management Consultant Co., Ltd. and its subsidiary, Da Ren International Investments Inc., which had conducted a general solicitation of its corporate bonds to the general public in the year 2010. We do not expect this litigation to have a material effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.10, has traded on the over-the-counter bulletin board (“OTCBB”) under the ticker symbol “SLOT” since January 9, 2013.Since listing on the OTCBB, our stock has yet to begin actively trading. We have 414 shareholders of record as of March 28, 2014.

ITEM 6. SELECTED FINANCIAL DATA

				Deficit Accumulated
				from2011/6/21
				(Inception) through
	2013	2012	2011	2013/12/31
Revenue	$-	$-	$-	$-
General and administrative expenses	290,090	477,282	45,964	813,336
Loss from Operations	(290,090)	(477,282)	(45,964)	(813,336)

Other income (expenses)
Interest income	$123	$115	$-	$238
Loss from long-term investments	-	(20,837)	-	(20,837)
Gain from disposal of long-term investments	-	20,837	-	20,837
Total other income (expense)	123	115	-	238
Net loss before income taxes	(289,967)	(477,167)	(45,964)	(813,098)
Provision for income taxes	-	-	-	-

Net loss	(289,967)	(477,167)	(45,964)	(813,098)
Net loss attributable to noncontrolling interest	(193)	(53,248)	-	(53,248)
Net loss attributable to San Lotus Holding Inc.	(289,774)	(423,919)	(45,964)	(759,657)

Net Loss Per Share-
Basic and Diluted	(0.01)	(0.05)	(0.03)	(0.05)
Weighted Average Shares Outstanding:
Basic and Diluted	27,130,714	9,370,002	1,649,485	14,748,931

Other comprehensive income, net of tax:
Net loss	$(289,967)	$(477,167)	$(45,964)	$(759,657)
Foreign currency translation adjustment, net of tax	(102,733)	7,208	-	(102,733)
Total comprehensive income (loss)	(392,700)	(469,959)	(45,964)	(862,390)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	(53,248)	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$(392,507)	$(416,711)	$(45,964)	$(462,675)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of San Lotus Holding Inc. (“San Lotus” or the “Company”) should be read in conjunction with our financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “us,” “we,” “our” and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions are used to identify forward-looking statements.

PLAN OF OPERATIONS

San Lotus Holding Inc. was incorporated in the State of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market. Our business plan for the next twelve months includes the following anticipated milestones:

1.	Developing Travel Agency in Taiwan-September 1, 2013- throughout the life of Company

Our plan of developing our travel agency in Taiwan includes: seeking to be (1) approved by Taiwan government to operate travel agency in Taiwan and (2) meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. We anticipate that we may obtain the approval from Taiwan government by the end of 2014.The total cost we have incurred and/or anticipated to engage such development is listed as “set-up cost” and “operating expenses” in page2. Developing travel agency in Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our developing efforts, we are actively seeking additional funding on favorable terms to continue our development in Taiwan.

If additional funding is not available on acceptable terms, we may not be able to implement our development in Taiwan and continue our operations. We plan to be funded by private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully develop travel agency in Taiwan.

2.	Acquisition of additional Travel Agencies -January 18, 2013-the end of Second quarter of 2014

We have entered into non-binding letters of intent to acquire the following travel agencies and expect to complete the acquisitions by the end of the second quarter of 2014:

Company	Location
USA XO Tours Inc.	Rosemead, CA
XO Tours Canada Ltd.	Vancouver, BC, Canada
See World Holiday Ltd.	Vancouver, BC, Canada
Grandfair Travel Ltd.	Vancouver, BC, Canada
Lok Yee Holiday Limited	Hong Kong
Sian Lian Hua International Travel Inc.	Taipei, Taiwan
SmileViet, JSC	Hanoi, Vietnam
Tourmaster Travel Service Inc.	Taipei, Taiwan
Vietlink International Travel (HK) Ltd.	Hong Kong

As a general note, we expect the travel agencies will be able to continue to operate as they have been, although we will integrate them into San Lotus by utilizing a comprehensive accounting system and assisting them in their further development. Although the non-binding letters of intent to acquire the travel agencies above were entered, we remain in the preliminary discussion with them about the specific considerations to acquire each of them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions.

Acquiring travel agencies located both within and outside of Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our acquisition efforts, we will actively seeking additional funding on favorable terms to continue our acquisition. If additional funding is not available on acceptable terms, we may not be able to implement our acquisition plan and continue our operations. We plan to be funded by private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully complete our acquisition of travel agencies.

3. Acquisition of additional land or land holding companies -Third quarter of 2013- throughout the life of Company San Lotus was designated a shell corporation until our wholly-owned subsidiary, Green Forest Management Consulting Inc. (“Green Forest”) acquired Da Ren International Development Inc., a Taiwan (R.O.C.) land holding corporation (“Da Ren”), on September 17, 2013. Da Ren’s sole asset is 32,273.68 square meters of land located in Taichung City, Beitun District, Taiwan (R.O.C.). We acquired Da Ren for $3,070,645. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on September 20, 2013.

With the acquisition of Da Ren, we are not only developing our travel agency in Taiwan, an ongoing process in our development, but also acquiring land and land holding companies, as well as acquiring travel agencies located both within and outside of Taiwan. After acquisition of Da Ren, we continue to acquire the lands in Xinpi Township, Pingtun County, Taiwan (R.O.C.), and the lands in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.). Such acquisitions are herein incorporated by reference to Item 2 of this annual report on Form 10-K.

Additionally, we have filed current reports on Form 8-K announcing our acquisition plans concerning four additional land or land holding companies, along with the planned acquisition of nine travel agencies located in Asia and North America.

In addition to our acquisition of Da Ren, we have entered into letters of intent to acquire the following land and land holding companies in Taiwan. We expect to complete these acquisitions by the end of the fourth quarter of 2014.

Land or Land Holding Company	Expected Acquisition Date
Da Ren International Development Inc.	Third Quarter 2013 (completed September 2013)
Xinpi Land	Fourth Quarter 2013 (completed October 2013)
Den Wei Yuan Land	Fourth Quarter 2014
Yao De International Recreation Inc.	Fourth Quarter 2014
Mao Ren International Inc.	Fourth Quarter 2014

we do not feel we are able to evaluate the land holdings accurately or make definitive plans for how to utilize the land and land holding companies until we can evaluate the properties as a whole. But, to date, we plan to use the land as follows : (1) dispose of the land for cash to develop other properties, (2) mortgage the land so that we may develop it ourselves, (3) enter into a joint venture with another developer or (4) use the land to capitalize other companies. We will evaluate this further once we complete the above listed acquisitions.

Except for the completed acquisitions of Da Ren International Development Inc. and Xinpi Land, we remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions. Acquiring land and/or land Holding companies is an ongoing effort that will continue during the life of the Company. To facilitate our acquisition efforts, we will actively seeking additional funding on favorable terms to continue our acquisition. If additional funding is not available on acceptable terms, we may not be able to implement our acquisition plan and continue our operations. We plan to be funded by private placement of our equity securities and/or obtaining the loan by mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully complete our acquisition of the land or land holding companies.

Results of Operations

For the period ended December 31, 2013, we had no revenue. Operating Expenses for the period ended December 31, 2013, totaled $290,090.

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest and Da Ren to require approximately $578, 688 to carry out planned operations for the next 12 months. This includes as follows:

From January 1, 2014 to March 31, 2014: $31,724 per month

From April 1, 2014 to April 30, 2014: $165,724 ($39,724 plus a $100,000 capital injection into Green Forest, along with $20,000 in capital reserves and $6,000 in legal fees during this same time.)

From May 1, 2014 to December 31, 2014: $39,724 per month

The monthly expenses of $39,724 starting from April 1, 2014 are accounted for the added expenses of advertising for Green Forest’s travel agency and adding employees. We expect our expenses to continue at the rate of $39,724 after April 1, 2014, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

To date, we do not have adequate funds to sustain our businesses. As of March 24, 2014, we had $9,458 cash in the bank, $391 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc., and $6,146 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. Thus, San Lotus and Green Forest are already almost out of funds, and Da Ren has enough funds to support itself during the next three months. We will likely have to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

As to our planned acquisitions, although the non-binding letters of intent to acquire the travel agencies were entered, we remain in the preliminary discussion with them about the specific considerations to acquire each of them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Additionally, except for the completed acquisitions of Da Ren International Development Inc.; Xinpi land; and certain lands in Miaoli County. We remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions.

If we require additional funding to complete our planned acquisitions, we will actively seeking additional funding by completing a private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital. Finally, if we are unable to generate sufficient revenue and/or obtain additional funding, we may have to cease operations entirely. We cannot guarantee that our operations and proceeds from any funding will be sufficient for us to continue as going concern.

Revenue targets

The Company anticipates no revenues be made in the early stages of completing our plan of operations.

Core services

The Company is incorporated to market its travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market, which is herein incorporated by reference to Item 1 of this annual report on Form 10K.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Based upon the above, we believe that to continue our daily operation and implement our plan of operations, we will actively seeking additional funding on favorable terms. If additional funding is not available on acceptable terms, we may not be able to implement our operation plans and continue our operations. We plan to be funded by private placement of our equity securities and/or obtaining the loan by mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully continue our operation and/or complete our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

At present, we have no enough cash to pay for our selling, general and administrative expenses. As such, in order to continue developing our operations as planned, we may be reliant on obtaining additional funding by private placement of our equity securities and/or obtaining the loan by mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully continue our operation and/or complete our plan of operations. Based on these assumptions, our auditor has expressed doubt about our ability to continue as a going concern.

OUTLOOK

By the end of 2014, in addition to the planned acquisitions listed in this Item, we intend to complete more acquisitions of lands; land holding companies; and/or travel agencies. We remain in the preliminary discussion with the acquired parties about the specific considerations in such acquisitions. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions.

Once we have completed such acquisitions, we will evaluate our land holdings as a group and develop an overall plan for how to proceed going forward.

At that time, and once we determine more definitively how the land will be utilized, we will develop cost projections, milestones and plans for financing the land’s development. At present, we anticipate that we will have the following four development objectives for the properties: (1) dispose of the land for cash, (2) mortgage the land to develop it ourselves, or (3) use the land to enter into a joint venture with another developer or (4) use the land to capitalize other companies.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to material weaknesses in our internal control over financial reporting which is described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our officers and directors as of September 17, 2013. Our executive officers are elected annually by our board of directors. Our executive officers hold office until they resign, are removed by the board of directors, or a successor is duly elected and qualified.

Name	Position	Age
Chen, Li-Hsing	President, Chairman	65
Chen,Tseng Chih-Ying	Chief Executive Officer, Director	54
Lin, Mu-Chen	Chief Financial Officer	33
Yu,Chien-Yang	Vice President and Director	43
Chen,Kuan-Yu	Secretary	36
Lo, Fun-Ming	Director	70
Luu, Moc Thuy	Director	42
Chou, Shu-Hui	Director	49
Wu, Kuo-Chen	Director	54
Yang,Tai-Ming	Director	64
Yueh, Jung-Lin	Director	63
Lai,Wen-Ching	Director	56
Teng,Wei-Yuan	Director	54
Hsiao,Young-Yi	Director	57

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Chen, Li-Hsing, President, Chairman, Age 65

Chen Li-Hsing has been our President and a director since 2011. Mr. Chen was named Chairman of the Board of Directors in 2013. Mr. Chen has also been the Chief Executive Officer of USA XO Tours Inc., a California-based travel agency, for the past five years. He is also the Chief Executive Officer of

TBWTV Inc., a California television station, a position he has held since 2011. Mr. Chen is an experienced executive who we believe brings along the work experience necessary in starting up a business in the travel/leisure industry. Prior to joining USA XO Tours Inc., from 1996-2006, Mr. Chen owned and managed Century International High School, a Vancouver, British Columbia high school geared toward international students desiring to obtain a Canadian diploma and pursue post-secondary education in Canada. During that same time period, Mr. Chen also owned and operated Century College, a Vancouver, British Columbia post-secondary school established in 1996 focused on teaching English as a Second Language to foreign students. Mr. Chen obtained his Ph.D. in Education from Spalding University in Kentucky, a Master’s degree in Public Administration from the University of San Francisco in California and a Bachelor’s degree in architecture from National Taipei University of Technology in Taiwan. Mr. Chen is the husband of our Chief Executive Officer,

Chen Tseng Chih Ying. Mr. Chen resides in Vancouver, British Columbia and California.

Chen, Tseng Chih-Ying, Chief Executive Officer, Director, Age 54

Chen Tseng Chih-Ying has served as our Chief Executive Officer and a director since 2011. She has been the President of XO Tours Canada Ltd., a Canadian travel agency, for the past 15 years. She is an experienced executive who we believe brings along the work experience and knowledge necessary to start up and run a business in the travel and leisure industry. Mrs. Chen obtained a Master’s degree in Public Administration from the University of San Francisco in

California and received a Bachelor’s degree in Chinese Literature from Providence University in Taiwan. Mrs. Chen is the wife of our President, Mr. Chen Li Hsing. Ms. Chen resides in Vancouver, British Columbia and California.

Lin, Mu-Chen, Chief Financial Officer, Age 33

Lin Mu-Chen has served as our Chief Financial Officer since 2011. From 2006 to 2009, Ms. Lin was an auditor at Price Waterhouse Coopers in Taiwan. From 2003 to 2005, Ms. Lin served as an auditor at Earnest & Co., CPAs. Ms. Lin obtained a Bachelor of Commerce at Soochow University, Taiwan, in 2003 and was certified as a public accountant in Taiwan in 2008. Ms. Lin serves on the boards of several private companies and acts as internal accountant for several private companies. Ms. Lin resides in Taiwan.

Yu, Chien-Yang, Vice President and Director, Age 43

Yu Chien-Yang has been our Vice President and a director since 2011. He has been an owner/operator of his own business for the past 20 years. He built and operated his own gift and premium goods business (items such as corporate gifts, pens, bags, and umbrellas with corporate logos) both on the manufacturing front and the wholesale end. Mr. Yu is currently the President of Songhai Mgt Consulting Company LTD, a Taiwan company. Mr. Yu previously was the owner and operator for Jin Su Limited, a souvenir design firm based in Taiwan, and Chuang Ju International Limited, a manufacturing company based in Taiwan. Mr. Yu serves on the board of several private companies and also involved in the management of several private entities. We believe his experience building and running businesses will be beneficial to us. Mr. Yu resides in Taiwan.

Chen, Kuan-Yu, Secretary, Age 36

Chen Kuan-Yu has served as our Secretary since 2011. From 2010 to 2011, Mr. Chen served as an Associate Director with AON Corporation in Hong Kong. From 2008 to 2009, Mr. Chen was a Senior Consultant with LI Far East Limited, a Hong Kong company. From 2007 to 2008, Mr. Chen was a Manager with Deloitte Actuarial and Insurance Solutions in Hong Kong. From 2000 to 2006, Mr. Chen was an Actuary with MetLife, where he was based in New York for four years and in Taiwan for two years. Mr. Chen received his B.A. in Applied Mathematics from Queen’s University in Canada in 2000 and was qualified as an actuary by the Society of Actuaries in 2004. Mr. Chen serves on the boards of several private companies and is involved in the management of several private enterprises. Mr. Chen resides in Hong Kong and Taiwan.

Lo, Fun-Ming, Director, Age 70

Lo Fun-Ming is Chairman of Yao De International Resort & Hotel Development Co., Ltd., where he has served in such capacity since its founding in 1988.

Yao De International Resort & Hotel Development Co., Ltd. owns and operates the Royal Country Club golf course and recreation area in the city of Taichung in Central Taiwan. Mr. Lo obtained a Masters in Engineering Sciences from Middle East Technical University, Turkey, in 1971. Mr. Lo’s many years of experience operating a country club and recreation facility provides him with insight into the leisure and recreation business that will assist. Mr. Lo resides in Taiwan.

Luu, Moc Thuy, Director, Age 42

Luu Moc Thuy is the CEO and founder of SmileViet Travel Co., where he has served in such capacity since 2005. SmileViet Travel Co. is a travel agency that provides services and tours in Vietnam, Thailand, Indonesia, Singapore, Malaysia, parts of the Americas and Europe. From 1995 to 1998, Mr. Luc worked a travel guide for Haco Tour 8, a company providing touristic services in Vietnam for clients from Taiwan, Hong Kong, and China. From 1998 to 2004, Mr. Luc worked as a travel guide for Cantho Travel Co., a company providing touristic services in Vietnam for clients from Taiwan and Hong Kong.

Mr. Luc’s experience building and running travel agencies will assist the Board of Directors by providing insight into how such companies operate. Mr. Luu resides in Hanoi, Vietnam.

Chou, Shu-Hui, Director, Age 49

Chou Shu-Hui is President of Da Teh Fu Co., Ltd., where she has served in such capacity since 2006. Da Teh Fu Co., Ltd. is a company that specializes in business communications software, electronics, and telecommunications equipment. From 1994 to 1996, Ms. Chou served as a special assistant to legislator Chung Li Te, where she assisted with various matters including finance and electorate services. Ms. Chou obtained a Bachelor of Arts in Economics from Soochow University in 1986. We believe her knowledge of business will add value to the Board of Directors. She resides in Taipei, Taiwan.

Wu, Kuo-Chen, Director, Age 54

Wu Kuo-Chen is the retired Chairman of Demin Industrial Co., Ltd., where he has served in such capacity from 1995 to 2007. From 1986 to 2004, Mr. Wu was Chairman at Ka Shiang Industrial Co., Ltd., a company specializing in the metal products manufacturing sector. We believe Mr. Wu’s many years of business experience will add value to our company. Mr. Wu resides in Taichung, Taiwan.

Yang, Tai-Ming, Director, Age 64

Yang Tai-Ming is Production Supervisor of UHAO Lighting Company, a company specializing in manufacturing high tech lighting fixtures and related electronics, where he has served in such capacity since 2010. Previously, Mr. Yang was a supervising manager of Dongxin CNC Milling Company from 1983 until 2010, where he gained extensive experience in the iron processing industry. We believe Mr. Yang’s experience in business management will be beneficial to us. Mr. Yang resides in Taichung, Taiwan.

Lin, Yueh-Jung, Director, Age 63

Lin Yueh Jung is General Manager of Gold Sponsor Enterprises, where he served in such capacity since 2002 in Thailand. Mr. Yueh managed Golden Strokes Enterprise Co., Ltd. as Chairman since 1990. Gold Sponsor Enterprises and Golden Strokes Enterprises Co., Ltd. are companies specializing in the manufacture and supply of footwear and luggage. The companies also have operations in supplying automobile parts, electrical, packaging and various other industrial components. Mr. Yueh has an Associate Degree in Business Administration from Tunghai University. We believe Mr. Yueh’s business experience and insight will be beneficial to us in overseeing our business. Mr. Yueh resides in Thailand.

Lai, Wen-Ching, Director, Age 56

Lai Wen-Ching is Director of Hung Chin Machinery Co., Ltd., a CNC lathe company, where he has served in such capacity since 1980. He is also General Manager of Shun Bin Industrial Co., Ltd., an exporter of motor vehicle parts, where he has held such position since 1985. Mr. Lai is also Director and Partner of Investment Yan Zi International, Inc. and an independent consultant advising on various business matters for the Taichung City Government since 2005. We believe Mr. Lai’s many years of business experience will be beneficial to our company. Mr. Lai resides in Taichung, Taiwan.

Teng, Wei-Yuan, Director, Age 54

Teng Wei-Yuan is CEO of Yiu Tak International Recreation Co., a leisure company, where he has served in such capacity since 1988. Mr. Teng is also Chairman of JumboTek Technology Co., Ltd., a MLVs, varistors and special overvoltage protective devices company since 2002. From 2007 to 2010, Mr. Teng was also Chairman and Vice President of Fuyang Construction Co., a construction company located in Miaoli County. From 2006 to 2009, Mr. Teng was Chairman of Yi Sheng Technology Co., Ltd., an electronics power adapter company. We believe Mr. Teng’s extensive expertise in business management and his experience in the real estate development and leisure industries will add value to our company. Mr. Teng resides in Miaoli County, Taiwan.

Hsiao, Young-Yi, Director, Age 57

Hsiao Young-Yi is a strategic planning advisor for the Royal Golf Club in Miaoli County, Taiwan and also serves as a consultant to Golf Digest magazine and

Sunshine Golf Utilities Company Limited, positions he has held since 2009. From 2009 until present, Mr. Hsiao has also acted as a consultant to Ke Hutchison International Limited and for the Northeast Asia Foundation for the Advancement of Peace. From 2004 until 2009, Mr. Hsiao was an advisor and consultant to Republic of China Golf Course Business Association. From 1987 to 2004, Mr. Hsiao was a general manager with Blue Bird Golf International

Services Co., a golf consulting firm. From 1984 to 1987, Mr. Hsiao was a general manager of sporting goods with Blue Bird Golf Pro Shop Co., Ltd. From 1981 to 1984, Mr. Hsiao worked at the import and foreign exchange branch of Dai-Ichi Kangyo Bank, a Japanese bank, where he was based in Taipei. Mr. Hsiao received his B.A. in Business Administration from National Cheung Kung University in 1979.

Term of Office

Our Class I directors are appointed for a two-year term and our Class II directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors.

We have not yet adopted a Code of Conduct that applies to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer), but plan to do this in the near future. When we do, and once we have our website operational, we will post that Code of Conduct on our Internet site. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer and principal accounting officer by posting this information on our Internet site. Our Internet site is www.sanlotusholding.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

There has been no compensation awarded to, earned by, or paid to any of our executive officers or directors during our completed fiscal years ending on December 31, 2012 and 2013.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the periods as of December 31, 2013.

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made to named executive officers in the last two completed fiscal years under any long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors on our board of directors. The board of directors has the authority to fix the compensation of our directors. No amounts have been paid to, or accrued to, directors in such capacity and none of our directors has a compensation agreement or arrangement with the Company. At present, only one of our directors, Yueh Jung-Lin, is considered independent.

Employment Agreements

Currently, we do not have any employment agreements in place with any of our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5 percent of our outstanding shares of common stock as of December 31, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the stockholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name & Address of Beneficial Owners	Number of Shares Beneficial Owned	Percentage
Common	Yu, Chien-Yang(1) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	40,216,766	17.06%
Common	Chen, Kuan-Yu(2) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	9,851,574	4.18%
Common	Lin, Mu-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	12,000	0.00%
Common	Chen Tseng, Chih-Ying 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	782,125	0.33%
Common	Chen,Li-Hsing 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	76,903	0.03%
Common	Yang, Tai-Ming Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	2,842,999	1.20%

Common	Lai,Wen-Ching Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	2,457,544	1.04%
Common	Wu,Kuo-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	3,805,327	1.61%
Common	Lo,Fun-Ming(3) Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	24,040,389	10.20%
Common	Chou,Shu-Hui(3) Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	8,013,463	3.40%
Common	Hsiao,Young-Yi Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	0	0.00%
Common	Teng,Wei-Yuan Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	0	0.00%
Common	Yueh,Jung-Lin Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	8,500,000	3.60%
Common	Luc, Moc-Thuy Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	0	0.00%
Common	Chiang,Yu-Chang(4) 1, No. 1 93, Yangguan Street Neihu District, Taipei City 114, Taiwan (R.O.C.)	2,862,334	1.21%

Common	Da Chuang Business Management Consultant Co. Ltd(5) 3F., No.132, Gongyi Rd., West Dist., Taichung City 403, Taiwan (R.O.C.)	12,836,935	5.45%
Common	DENG DONG LTD. 1st Floor, Dekk House, Zippora Street, Providence Industrial Estate, Mahe, Republic of Seychelles	19,227,238	8.16%
Total(6)		135,525,597	57.47%

(1) (i) Yu Chien-Yang is our vice president and director.(ii) Consists of 142,677 shares of common stock beneficially owned by Yu Chien-Yang; (iii) 151,593 shares of common stock beneficially owned by Songhai Mgt. Consulting Co. Ltd., a Taiwan (R.O.C.) limited company, over which Mr. Yu exercises voting and investment control; (iv) 6,008,011 shares of common stock beneficially owned by Darkin Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control; (v) 3,337,784 shares of common stock beneficially owned by Gold Piven Ltd., a BVI limited company, over which Mr. Chen, Kuan-Yu exercises voting and investment control;(vi) 731,876 shares of common stock beneficially owned by Ping East Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(vii) 1,268,537 shares of common stock beneficially owned by Rocky Yu Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(viii) 1,268,537 shares of common stock beneficially owned by Jackson Yu Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(ivv) 1,268,537 shares of common stock beneficially owned by Dennis Yu Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control (vv) 26,039,214 shares of common stock beneficially owned by Ocean Reserve Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control.

(2) (i)Chen, Kuan-Yu is our secretary and director.(ii) Consists of 254,132 shares of common stock beneficially owned by Chen, Kuan-Yu (iii) 6,800,222 shares of common stock beneficially owned by Wang Wang Ltd., a Seychelles limited company, over which Mr. Chen exercises voting and investment control (iv) 1,547,220 shares of common stock beneficially owned by Allegro Equity Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen’s wife, exercises voting and investment control. (v) 1,250,000 shares of common stock beneficially owned by Bellini Ventures Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen’s wife, exercises voting and investment control.

(3) (i) Lo, Fun-Ming and Chou, Shu-Hui are our directors. (ii) 80,134,630 shares of common stock beneficially owned by DA TEH FU Co. Ltd., a Seychelles limited company, over which Mr. Lo, Ta, Mr. Lo, Fun-Ming’s son, exercises voting and investment control (iii) DA TEH FU Co. Ltd is 30 percent owned by Lo, Fun-Ming, 10 percent owned by Chou, Shu-Hui and 60 percent owned by Lo, Ta.

(4) (i) Chiang Yu-Chang is chairman of our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company.(ii) Consists of 12,000 shares of common stock beneficially owned by Chiang Yu-Chang (iii) 2,600,000 shares of common stock beneficially owned by Big Head Fish Ltd., a Seychelles limited company, over which Mr. Chiang exercises voting and investment control. (iv) 250,334 shares of common stock beneficially owned by Yamiyo Limited, a Seychelles limited company, over which Mr. Chiang exercises voting and investment control.

(5) Da Chuang Business Management Consultant Co., Ltd., a Taiwan (R.O.C.) corporation, is 7.59 percent owned by Chen Kuan-Yu, 14.31 percent owned by Yu Chien-Yang, and 1.06 percent owned by Chiang Yu-Chang. Mr. Chen exercises voting and investment control.

(6) Based on 235,730,067 shares of common stock outstanding as of March 13, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following tables detail our officers and directors and their relationship to Green Forest Consulting Inc.; Da Chuang Business Management Consultant  Co., Ltd; and Da Ren International Development Inc.

Positions Held in Affiliated Entities
	Name of Natural Person Affiliate	San Lotus Holding Inc	Green Forest Management Consulting Inc	Da Ren International Development Inc
1	Yu, Chien-Yang	Director / Vice President	Director	Director / Chairman
2	Chen, Kuan-Yu	Director / Secretary	Director	Director
3	Lin, Mu-Chen	Director / CFO	-	Director
4	Chen Tseng, Chih-Ying	Director / CEO	-	-
5	Chen,Li-Hsing	Director / Chairman	-	-
6	Yang, Tai-Ming	Director	-	-
7	Lai,Wen-Ching	Director	-	-
8	Wu,Kuo-Chen	Director	-	-
9	Lo,Fun-Ming	Director	-	-
10	Chou,Shu-Hui	Director	-	-
11	Hsiao,Young-Yi	Director	-	-
12	Teng,Wei-Yuan	Director	-	-
13	Yueh,Jung-Lin	Director	-	-
14	Luc, Moc-Thuy	Director	-	-
15	Chiang,Yu-Chang	-	Director / Chairman	-

Related transaction on September 17, 2013, which was disclosed in our current report on Form-8K filed September 20, 2013.

On September 17, 2013, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, entered into a stock purchase agreement to purchase Da Ren International Development Inc. from its shareholders, Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang, our vice president and director, and Da Chuang Business Management Consultant Co., Ltd., a Taiwan (R.O.C.) corporation, to acquire 100 percent of the outstanding share of common stock in Da Ren in exchange for a promissory note in the amount of TWD $91,996,524 (US$3,070,645). The following table details how the Shares were distributed to our officers, directors and affiliates in the transaction.

Beneficial Ownership in San Lotus Shares Received as a Result of Transaction
	Name of Natural Person Affiliate	A. Beneficial Ownership in San Lotus Shares Received (A = B x C)	Holding Entity	B. Beneficial Ownership in Holding Entity	C. San Lotus Shares Received in Holding Entity
		1,660,897	Da Chuang Management Consultant Co., Ltd.	18.78%	8,843,967
1	Yu, Chien-Yang	3,002,804	Darkin Ltd.	49.98%	6,008,011
		3,337,734	Gold Piven Limited	100%	3,337,734
		667,557	Ocean Reserves Ltd.	100%	667,557
		643,873	Da Chuang Management Consultant Co., Ltd.	7.56%	8,516,834
2	Chen, Kuan-Yu	250,534	Darkin Ltd.	4.17%	6,008,011
		500,663	Allegro Equity Ltd.	75%	667,557
3	Lin, Mu-Chen	250,534	Darkin Ltd	4.17%	6,008,011
4*	Chen Tseng, Chih-Ying	298,941	Da Chuang Management Consultant Co., Ltd.	3.51%	8,516,834
5*	Chen,Li-Hsing	298,941	Da Chuang Management Consultant Co., Ltd.	3.51%	8,516,834
6	Yang, Tai-Ming	253,802	Da Chuang Management Consultant Co., Ltd	2.98%	8,516,834
7	Lai,Wen-Ching	149,896	Da Chuang Management Consultant Co., Ltd	1.76%	8,516,834
8	Wu,Kuo-Chen	-	-	-	-
9	Lo,Fun-Ming	-	-	-	-
10	Chou,Shu-Hui	-	-	-	-
11	Hsiao,Young-Yi	-	-	-	-
12	Teng,Wei-Yuan	-	-	-	-
13	Yueh,Jung-Lin	896,823	Da Chuang Management Consultant Co., Ltd.	10.53%	8,516,834
14	Luc, Moc-Thuy	-	-	-	-
		100,499	Da Chuang Management Consultant Co., Ltd.	1.18%	8,516,834
15	Chiang,Yu-Chang	124,967	Darkin Ltd.	2.08%	6,008,011
		250,234	Yamiyo Ltd.**	100%	250,234

*	Chen Tseng Chih Ying and Chen Li Hsing are husband and wife. Their holdings are computedand disclosed on an aggregate basis.

**Yamiyo	Ltd. (“Yamiyo”) is 100 percent owned by Lin Chin Chai, mother of Green Forest’s chairman,
Chiang	Yu-Chiang. Mr. Chiang serves as a director for Yamiyo, but does not have beneficial ownership of Yamiyo’s holdings.

Related transaction on October 29, 2013, which was disclosed in our current report on Form-8K filed on November 4, 2013.

On October 29, 2013, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, entered into a land purchase agreement (the “LPA”) with Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd., a Taiwan (R.O.C) corporation, to acquire 29,332.7000 square meters of land located in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan (R.O.C.). Mr. Yu is our vice president and director and he holds a 29.31 percent ownership interest in Da Chuang. Chen Kuan-Yu, our secretary and director, and Chiang Yu-Chang, Green Forest’s chairman, hold 7.56 percent and 1.18 percent ownership interests, respectively, in Da Chuang. The following table details how the Shares were distributed to our officers, directors and affiliates in the transaction.

Beneficial Ownership in San Lotus Shares Received as a Result of Transaction
	Name of Natural Person Affiliate	A. Beneficial Ownership in San Lotus Shares Received (A = B x C)	Holding Entity	B. Beneficial Ownership in Holding Entity	C. San Lotus Shares Received in Holding Entity
1	Yu, Chien-Yang	133,201	Da Chuang Management Consultant Co., Ltd	18.78%	709,268
		396,457	Ping East Ltd	54.17%	731,876
2	Chen, Kuan-Yu	53,621	Da Chuang Management Consultant Co., Ltd	7.56%	709,268
		30,519	Ping East Ltd	4.17%	731,876
3	Lin, Mu-Chen	30,519	Ping East Ltd	4.17%	731,876
4*	Chen Tseng, Chih-Ying	24,895	Da Chuang Management Consultant Co., Ltd	3.51%	709,268
5*	Chen,Li-Hsing	24,895	Da Chuang Management Consultant Co., Ltd	3.51%	709,268
6	Yang, Tai-Ming	21,136	Da Chuang Management Consultant Co., Ltd	2.98%	709,268
		2,666,667	Uhao Ltd	100%	2,666,667
7	Lai,Wen-Ching	12,483	Da Chuang Management Consultant Co., Ltd	1.76%	709,268
		2,341,668	Joyful Wealth Co., Ltd	100%	2,341,668
8	Wu,Kuo-Chen	3,666,661	Wei Chi Ltd	100%	3,666,661
9	Lo,Fun-Ming	-	-	-	-
10	Chou,Shu-Hui	-	-	-	-
11	Hsiao,Young-Yi	-	-	-	-
12	Teng,Wei-Yuan	-	-	-	-
13	Yueh,Jung-Lin	74,686	Da Chuang Management Consultant Co., Ltd	10.53%	709,268
14	Luc, Moc-Thuy	-	-	-	-
15	Chiang,Yu-Chang	8,369	Da Chuang Management Consultant Co., Ltd	1.18%	709,268
		15,223	Ping East Ltd	2.08%	731,876

* Chen Tseng Chih Ying and Chen Li Hsing are husband and wife. Their holdings are computedand disclosed on an aggregate basis.

Related transaction on December 27, 2013, which was disclosed in our current report on Form-8K filed on December 30, 2013.

On December 27, 2013, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, entered into a land purchase agreement with Yu, Chien-Yang to acquire 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 76,435 square meters. The following table details how the Shares were distributed to our officers, directors and affiliates in the transaction.

Beneficial Ownership in San Lotus Shares Received as a Result of Transaction
	Name of Natural Person Affiliate	A. Beneficial Ownership in San Lotus Shares Received (A = B x C)	Holdinf Entity	B. Beneficial Ownership in Holding Entity	C. San Lotus Shares Received in Holding Entity
1	Yu, Chien-Yang	659,154	Ocean Reserve Ltd.	100.00%	659,154
		1,268,537	Rocky Yu Ltd.	100.00%	1,268,537
		1,268,537	Jackson Yu Ltd.	100.00%	1,268,537
		1,268,537	Dennis Yu Ltd.	100.00%	1,268,537
		1,268,537	Daphne Chen Ltd.	100.00%	1,268,537
2	Chen, Kuan-Yu	659,747	Allegro Equity Ltd.	75.00%	879,663
		1,250,000	Bellini Ventures Ltd.	100.00%	1,250,000
3	Lin, Mu-Chen	-	-	-	-
4	Chen Tseng, Chih-Ying	-	-	-	-
5	Chen, Li-Hsing	-	-	-	-
6	Yang, Tai-Ming	170,999	UHAO LTD.	100.00%	170,999
7	Lai, Wen-Ching	115,876	Joyful Wealth Co., Ltd.	100.00%	115,876
8	Wu, Kuo-Chen	138,666	WEI CHI LTD.	100.00%	138,666
9	Lo, Fun-Ming	-	-	-	-
10	Chou, Shu-Hui	-	-	-	-
11	Hsiao, Young-Yi	-	-	-	-
12	Teng, Wei-Yuan	-	-	-	-
13	Yueh, Jung-Lin	8,500,000	Yates Ltd.	100.00%	8,500,000
14	Luc, Moc-Thuy	-	-	-	-
15	Chiang, Yu-Chang	97,534	Lin, Chin-Chai	100.00%	97,534

* Daphne Chen Ltd. is 100% owned by Chen, Li-Chi (Yu, Chien-Yang's wife), a related party.

**Holdings computed and disclosed on an aggregate basis by Chen, Kuan-Yu and his wife Wang, Lia.

***Holdings owned by Lin, Chin-Chai (Chiang, Yu-Chang's mother), a related party.

On December 12, 2012, we entered into a stock purchase agreement with our vice president and secretary, Yu Chien Yang and Chen Kuan Yu, to sell them our entire ownership interest in TBWTV Inc.

On September 13, 2012, we entered into stock purchase agreements with our vice president, Yu Chien Yang, and secretary, Chen Kuan Yu, to sell our entire ownership interest in A Benbow Holding Inc.

Director Independence

At present, only one of our directors, Yueh, Jung-Lin, is considered independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5000	$0	$0	$0
2012	$16,000	$0	$0	$0
2013	$50,300	$0	$0	$0

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

(a)	Documents filed as part of this report:

Reports of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013 and 2012 and period from June 21, 2011 through December 31, 2013

Consolidated Statements of Changes in Shareholders Equity for the period from June 21, 2011 through December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and period from June 21, 2011 through December 31, 2013

Notes to Consolidated Financial Statements ended December 31, 2013

(b)	Exhibits:

3.1	Articles of Incorporation of San Lotus Holding Inc., effective June 21, 2011, (incorporated herein by reference to Exhibit 3.1 to Form S-1(File No. 333-176694) filed September 6, 2011).

3.2	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.3	By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 (File No. 333-176694) filed September 6, 2011).

3.4	Certificate of Amendment to Articles of Incorporation of San Lotus Holding Inc., dated May 15, 2012, (incorporated herein by reference to Form S-1 (File No. 333-176694) filed June 29, 2012).

4.1	Form of Subscription Agreement of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.1	Non-binding Letter of Intent, dated February 2, 2013, by and between San Lotus Holding Inc. and Yao De International Recreation Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 4, 2013).

10.2	Non-binding Letter of Intent, dated February 3, 2013, by and between San Lotus Holding Inc. and Da Chuang Business Management Consultant Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 7, 2013).

10.3	Non-binding Letter of Intent, dated January 18, 2013, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 22, 2013).

10.4	Non-binding Letter of Intent, dated January 20, 2013, by and between San Lotus Holding Inc. and Lok Yee Holiday Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 25, 2012).

10.5	Non-binding Letter of Intent, dated January 27, 2013, by and between San Lotus Holding Inc. and Sin Lian Hua International Travel Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 31, 2013).

10.6	Non-binding Letter of Intent, dated February 4, 2013, by and between Green Forest Management Consulting Inc. and Deng Wei Yuan (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 8, 2013).

10.7	Convertible Loan Agreement, dated February 25, 2013, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 28, 2013).

10.8	Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.9 to Form S-1 (File No. 333-176694) filed September 19, 2012).

10.9	Non-binding Letter of Intent, dated January 18, 2013, by and between San Lotus Holding Inc. and USA XO Tours Canada Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 22, 2013).

10.10	Non-binding Letter of Intent, dated January 27, 2013, by and between San Lotus Holding Inc. and Mao Ren International Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 31, 2013).

10.11	Letter from Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.), approving San Lotus Holding Inc.’s Investment In Green Forest Management Consulting Inc., a Taiwan corporation, dated May 21, 2012, (incorporated herein by reference to Exhibit 10.3 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.12	Stock Purchase Agreement of San Lotus Holding Inc., dated March 31, 2012, by and between TBWTV Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.4 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.13	Asset Purchase Agreement, dated as of June 5, 2012, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.5 of Form S-1 (File No. 333-176694) filed June 29, 2012).

10.14	Share Repurchase Agreement, dated July 10, 2012, by and between San Lotus Holding Inc. and Yu Chang Chiang (incorporated herein by reference to Exhibit 10.6 of Form S-1 (File No. 333-176694) filed July 25, 2012).

10.15	Share Repurchase Agreement, dated July 10, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.7 to Form S-1 (File No. 333-176694) filed August 29, 2012).

10.16	Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Chen Kuan Yu (incorporated herein by reference to Exhibit 10.8 to Form S-1(File No. 333-176694) filed September 19, 2012).

10.17	Subscription Agreement of San Lotus Holding Inc., dated January 20, 2012, by and between A Peace World Holding Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.2 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.18	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Smileviet, JSC (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2013).

10.19	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Tourmaster Travel Service Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed March 18, 2013).

10.20	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Vietlink International Travel (HK) Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 18, 2013).

10.21	Agreement of Assignment, Assumption and Release, dated as of September 17, 2013 by and among SanL otus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting C., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2013).

10.22	Cancellation of Promissory Note, dated as of September 17, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2013).

10.23	Regulation S Stock Purchase Agreement, dated of September 17, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2013).

10.24	Agreement of Assignment, Assumption and Release, dated as of October 29, 2013, by and among San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 4, 2013).

10.25	Cancellation of Promissory Note, dated as of October 29, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 4, 2013).

10.26	Regulation S Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed November 4, 2013).

10.27	Regulation D Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed November 4, 2013).

10.28	Regulation D Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and Megan J. Penick. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed November 4, 2013).

10.29	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed November 4, 2013).

10.30	Agreement of Assignment, Assumption and Release, dated as of December 27, 2013, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed December 30, 2013).

10.31	Cancellation of Promissory Note, dated as of December 27, 2013, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed December 30, 2013).

10.32	Regulation S Stock Purchase Agreement, dated as of December 27, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed December 30, 2013).

10.33	Regulation D Stock Purchase Agreement, dated as of December 27, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed December 30, 2013).

10.34	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed December 30, 2013).

10.35	Agreement of Assignment, Assumption and Release, dated as of March 13, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 13, 2014).

10.36	Cancellation of Promissory Note, dated as of March 13, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed March 13, 2014).

10.37	Regulation S Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed March 13, 2014).

10.38	Regulation D Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed March 13, 2014).

21.1	List of Subsidiaries of Registrant.

23.1	Consent of KCC & Associates

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB*	XBRL Instance Document XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation Linkbase XBRL Taxonomy Extension Definition Linkbase XBRL Taxonomy Extension Label Linkbase

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

Dated: April 7, 2014
SAN LOTUS HOLDING INC.

	By:	/s/ Chen, Li-Hsing
Chen, Li-Hsing
President

	By:	/s/ Lin, Mu Chen
Lin, Mu Chen
Principal Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen Tseng Chih Ying and Lin Mu Chen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company’s 2013 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE

/s/ Chen, Li Hsing	President, Director
Chen, Li Hsing (Principal Executive Officer)

/s/ Lin, Mu Chen	Chief Financial Officer
Lin, Mu Chen	(Principal Financial and Accounting Officer)

/s/ Yu, Chien Yang	Vice President, Director
Yu, Chien Yang

/s/ Chen, Tseng Chih Ying	Chief Executive Officer and Director
Chen, Tseng Chih Ying

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (current auditor)	F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (former auditor)	F3

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F4
F5
Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders' Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to Financial Statements	F8-F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

San Lotus Holding Inc (a development stage company)

We have audited the accompanying balance sheet of San Holding Inc (the "Company") as of December 31, 2013, and the related statement of operations, stockholders’ equity and cash flows for the period from June 21, 2011 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2012 was audited by other auditors, whose report dated March 15, 2013, expressed an unqualified opinion on that financial statement.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its consolidated operations and its cash flows for the period from June 21, 2011 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KCC & Associates

/s/ KCC & Associates

Los Angeles, California

March 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

San Lotus Holding Inc

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of San Lotus Holding Inc (a Development Stage Company) (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the results of its consolidated operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/KCCW Accountancy Corp

Diamond Bar, California

March 15, 2013

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	31-Dec-13	31-Dec-12
ASSETS
Current Assets
Cash in Bank	$54,616	$277,210
Prepaid and other current assets	8,635,987	196,082
Total Current Assets	8,690,603	473,292
Fixed assets- net	3,694,362	672,830
Other Assets	8,025	-
Total Assets	$12,392,990	$1,146,122

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$11,125	$10,629
Other payable	128,376	123,703
Total Current Liabilities	139,501	134,332

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized,
96,859,485 and 14,572,130 shares issued and outstanding
as of December 31, 2013 and 2012, respectively	9,685,948	1,457,213
Additional paid-in capital	3,436,872	24,000
Deficit accumulated during the development stage	(759,657)	(469,883)
Other comprehensive income	(102,733)	7,208
Total stockholders' equity	12,260,430	1,018,538
Noncontrolling interest	(6,941)	(6,748)
Total Equity	12,253,489	1,011,790

Total Liabilities and Equity	$12,392,990	$1,146,122

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

				Deficit Accumulated
				from2011/6/21
				(Inception) through
	2013	2012	2011	12/31/2013
Revenue	$-	$-	$-	$-
General and administrative expenses	290,090	477,282	45,964	813,336
Loss from Operations	(290,090)	(477,282)	(45,964)	(813,336)

Other income (expenses)
Interest income	$123	$115	$-	$238
Loss from long-term investments	-	(20,837)	-	(20,837)
Gain from disposal of long-term investments	-	20,837	-	20,837
Total other income (expense)	123	115	-	238
Net loss before income taxes	(289,967)	(477,167)	(45,964)	(813,098)
Provision for income taxes	-	-	-	-

Net loss	(289,967)	(477,167)	(45,964)	(813,098)
Net loss attributable to noncontrolling interest	(193)	(53,248)	-	(53,441)
Net loss attributable to San Lotus Holding Inc.	(289,774)	(423,919)	(45,964)	(759,657)

Net Loss Per Share-
Basic and Diluted	(0.02)	(0.05)	(0.03)	(0.05)
Weighted Average Shares Outstanding:
Basic and Diluted	19,391,005	9,370,002	1,649,485	14,748,931

Other comprehensive income, net of tax:
Net loss	(289,967)	(477,167)	(45,964)	(759,657)
Foreign currency translation adjustment, net of tax	(102,733)	7,208	-	(102,733)
Total comprehensive income (loss)	(392,700)	(469,959)	(45,964)	(862,390)
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	(53,248)	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	(392,507)	(416,711)	(45,964)	(462,675)

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

				Accumulated Deficit
	Common Stock		Additional	During the	Other
	Share	Amount	Paid-in Capital	Development Stage	Comprehensive Income	Noncontrolling Interest	Total
Inception on June 21, 2011	-	-	-	-	-	-	-
Issuance of common stock for cash	2,000,000	200,000	24,000	-	-	-	224,000
Net loss	-	-	-	(45,964)	-	-	(45,964)
Balance, December 31, 2011	2,000,000	200,000	24,000	(45,964)	-	-	178,036
Formation of subsidiary						46,500	46,500
Issuance of common stock for cash	12,572,130	1,257,213	-	-	-	-	1,257,213
Translation adjustment	-	-	-	-	7,208	-	7,208
Net loss	-	-	-	(423,919)	-	(53,248)	(477,167)
Balance, December 31, 2012	14,572,130	1,457,213	24,000	(469,883)	7,208	(6,748)	1,011,790
Issuance of common stock for cash	82,287,355	8,228,735	3,412,872	-	-	-	11,641,607
Translation adjustment	-	-	-	-	(109,941)	-	(109,941)
Net loss	-	-	-	(289,774)	-	(193)	(289,967)
Balance, December 31, 2013	96,859,485	9,685,948	3,436,872	(759,657)	(102,733)	(6,941)	12,253,489

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH DECEMBER 31, 2013

			Accumulated from
			June 21, 2011 (Inception)
	2013	2012	through December 31, 2013
Cash flows from operating activities
Net loss	(289,774)	(423,919)	(759,657)
Adjustments to reconcile net loss to net cash used in operations:			0
Depreciation	50,760	25,581	76,341
Loss from long-term investments	-	20,837	20,837
Gain from disposal of investments	-	(20,837)	(20,837)
Changes in assets and liabilities:			0
Increase in prepaid and other current assets	(8,439,905)	(195,403)	(8,635,308)
Increase in other Assets	(8,025)		(8,025)
Increase in accrued expenses	496	9,635	11,045
Increase in other payable	4,673	123,594	128,267
Noncontrolling interest	(193)	(53,248)	(53,441)
Net cash used in operating activities	(8,681,968)	(513,759)	(9,240,777)
Cash flows from investing activities
Purchase of fixed assets	(3,051,981)	(697,323)	(3,749,304)
Net cash used in investing activities	(3,051,981)	(697,323)	(3,749,304)
Cash flows from financing activities			0
Issuance of shares	11,641,607	1,257,213	13,122,820
Noncontrolling interest	-	46,500	46,500
Net cash provided by financing activities	11,641,607	1,303,713	13,169,320
Effect of exchange rate changes on cash and cash equivalents	(130,252)	5,629	(124,623)
Net change in cash	(222,594)	98,260	54,616
Cash and cash equivalents
Beginning	277,210	178,950	-
Ending	54,616	277,210	54,616
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	-	-	-
Income tax	-	-	-

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Basis of Consolidation

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $759,657 as of December 31, 2013, and it had no revenue from operations since its inception.

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

Building	40 years
Vehicles	5 years
Equipments	5 years

As of December 31, 2013, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	3,301,340
Vehicles	168,972
Equipments	61,380
3,877,948
Accumulated depreciation	(76,867)
Property and equipment- net	$3,801,081

Depreciation expenses were $50,820 for the year ended December 31, 2013.

Stock Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock- based compensation issued and outstanding at December 31, 2013.

Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation,presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon theweighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2013, the Company did not have any common equivalent shares.

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

Translation Adjustment — The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is the New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

NOTE 2- INCOME TAXES

San Lotushas not yet realized income as of the date of this report, and no provision for income taxes has been made. As of December 31, 2013, there were no deferred tax assets or liabilities.

NOTE 3- INVESTMENTS

In January 2013, the Company entered into non-binding letters of intent to acquire 100% ownership in two privately held travel and leisure companies, USA XO Tours Inc., a California corporation, and XO Tours Canada Ltd., a Vancouver, British Columbia limited company (together, the “XO Entities”). The “XO Entities” are each owned by our Chief Executive Officer, Chen Tseng Chih Ying.

In January 2013, the Company entered into non-binding letters of intent to acquire 100% ownership in two privately held travel and leisure companies, See World Holiday Ltd., a Vancouver, British Columbia corporation, and Grandfair Travel Ltd., a Vancouver, British Columbia limited company (together, the “Travel Companies”). The Travel Companies are each owned by our Chief Executive Officer, Chen Tseng Chih Ying.

In January 2013, the Company entered into a non-binding letter of intent to acquire 100% ownership in a privately held travel and leisure company, Lok Yee Holiday Limited, a Hong Kong limited company (“Lok Yee Holiday”). Lok Yee Holiday is owned by our Chief Executive Officer, Chen Tseng Chih Ying.

In January 2013, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan corporation, entered into non-binding letters of intent to acquire 100% ownership in Sin Lian Hua International Travel Inc., a privately held Taiwan (R.O.C.) travel and leisure corporation (“SLH International”). SLH International is owned by our Chief Executive Officer, Chen Tseng Chih Ying.

In February 2013, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, entered into a non-binding letter of intent with Yao De International Recreation Incorporation (“Yao De”) to acquire 100% ownership in Royal Country Club golf course, a 206 hectare golf course in Touwu Township, Maoli County, Taiwan (R.O.C.) (the “Subject Land”). The Subject Land is owned by Yao De and 25 individuals who own minority interests in the Subject Land. Yao De owns the majority of the Subject Land and, while Green Forest has yet to enter into a formal non-binding LOI with the 25 individual owners (the “minority land owners”), Green Forest has reached verbal agreement with all parties concerning its intent to purchase the Subject Land.

In February 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation , entered into a non-binding letter of intent with an unrelated party to acquire 100% ownership in approximately 16,000 square meters of land in the Fuli Section of Miaoli City, Miaoli County, Taiwan.

In March 2013, the Company entered into non-binding letters of intent to acquire 100% ownership in three privately held travel and leisure companies, Smileviet, JSC, a Hanoi, Vietnam corporation, Tourmaster Travel Service Inc., a Taiwan (R.O.C) corporation, and Vietlink International Travel (HK) Ltd., a Hong Kong (S.A.R.) corporation (together referred to as the “entities”). The three entities have operations in the cities of Hanoi, Ho Chi Minh City and Da Nang, Vietnam, Hong Kong and Taipei, Taiwan.

NOTE 4- RELATED PARTY TRANSACTIONS

Purchase of Assets- In January 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into non-binding letters of intent to acquire 100% ownership of Mao Ren International Inc., a Taiwanese land holding company (“Mao Ren”). Mao Ren is owned by a consortium of 10 investors, including our Vice President, Yu Chien Yang, and one of our stockholders, Da Chuang Management Consultant Co. LTD., an entity controlled by Mr. Yu.

In February 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation , entered into the following non-binding letters of intent : (1) with Da Chuang Business Management Consultant Co. Ltd. (“Da Chuang”) to acquire 100% ownership in 29,293 square meters of land owned by Da Chuang in the Xinhua Section of Xinpi township, Pingtun County, Taiwan; and (2) with Da Ren International Development Inc. to acquire 100% ownership interest in Da Ren, a Taiwanese real estate holding company. Da Ren is a wholly owned subsidiary of Da Chuang. Both Da Chuang and Da Ren are controlled by our Vice President, Yu Chien Yang.

In September 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a stock purchase agreement to purchase Da Ren International Development Inc. from its shareholders, Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consultant Co., Ltd., a Taiwanese corporation, to acquire 100 percent of the outstanding share of common stock in Da Ren in exchange for a promissory note in the amount of TWD $91,996,524 (US$3,070,645). Through acquiring all of the outstanding stock of Da Ren, Green Forest acquired Da Ren’s only asset, 37,273.68 square meters of land in Taichung City, Beitun District, Taiwan. The Land was purchased at fair market value.

In October 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd., a Taiwanese corporation, to acquire 29,332.7000 square meters of land located in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan. Mr. Yu is our vice president and director and he holds a 29.31 percent ownership interest in Da Chuang. Chen Kuan-Yu, our secretary and director, and Chiang Yu-Chang, Green Forest’s chairman, hold 7.56 percent and 1.18 percent ownership interests, respectively, in Da Chuang. Green Forest purchased the Land for TWD$53,238,851 (US$1,815,414.60).

In December 2013, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with Yu, Chien-Yang to acquire 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan, all of which is 76,435 square meters. Green Forest purchased the Land for TWD$200,301,985 (US$6,755,547.6).

Operating Leases- The Company leased an office from a company that is owned by the Company’s vice president and director under an operating lease agreement which expired on December 14, 2013. The monthly base rent was approximately $1,010.

NOTE 5- COMMITMENT

Operating Leases

The Company leases an office from a related party (Note 4) and three office facilities from an outside party under operating leases that expire on various dates through March 2014.

Future minimum lease payments under the operating leases are summarized as follows:

Twelve-month ended
December 31,	Amount
2013	$25,909
2014	3,653
Total	$29,562

NOTE 6- COMMON STOCK

On September 17, 2013, the Company issued 30,706,452 shares of common stock to noteholders at a price of $0.1 per share for an aggregate amount of
$3,070,645. On October 29, 2013, the Company issued 18,154,146 shares of common stock to noteholders at a price of $0.10 per share for an aggregate amount of $1,815,415. On December 27, 2013, the Company issued 33,426,757 shares of common stock to a noteholder at a price of $0.2021 per share for an aggregate amount of $6,755,547.

NOTE 7 – SUBSEQUENT EVENTS

On March 13, 2014, The Company ‘s wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with an unrelated party to acquire 35,790.4921 square meters of land in Dataoping Section of Zaoqiao Township, and 281, 116.5 square meters of land in Laotianliao Section of Touwu Township, both in Miaoli County, Taiwan, for a total of TWD$830,490,304 (US$28,165,580.60). The Purchase Price was paid for through Green Forest’s issuance of a promissory note payable to the Seller. Through an agreement of assignment, assumption and release, which the Company entered into with the Sellers and Green Forest on March 13, 2014, we assumed the debt Green Forest owed under the Promissory Note, thus relieving Green Forest of its obligations. On the same date, the Company entered into a stock purchase agreement for the issuance of 139,364,582 shares of its common stock, par value $0.1 per share, at a purchase price of $0.2021per share, to the Sellers and their designees pursuant to stock purchase agreements.

******

