Form 10-Q
period 2014-03-31
San Lotus Holding Inc
filed 2014-05-12
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 31, 2014, 236, 224, 067 shares of the Registrant’s common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended March 31, 2014

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	31-Mar-14	31-Dec-13
ASSETS
Current Assets
Cash in Bank	$66,902	$54,616
Prepaid and other current assets	35,701,352	8,635,987
Total Current Assets	35,768,254	8,690,603
Fixed assets- net	3,623,600	3,694,362
Other Assets	7,878	8,025
Total Assets	$39,399,732	$12,392,990

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$21,768	$11,125
Other payable	164,383	128,376
Total Current Liabilities	186,151	139,501

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized, 236,224,067 and 96,859,485 shares issued and outstanding as of March 31, 2014 and and December 31, 2013	23,622,407	9,685,948
Additional paid-in capital	17,665,995	3,436,872
Deficit accumulated during the development stage	(807,485)	(759,657)
Other comprehensive income	(1,260,395)	(102,733)
Total stockholders' equity	39,220,522	12,260,430
Noncontrolling interest	(6,941)	(6,941)
Total Equity	39,213,581	12,253,489

Total Liabilities and Equity	$39,399,732	$12,392,990

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAR 31, 2014 AND 2013

AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH MAR 31, 2014

(UNAUDITED)

			Deficit Accumulated
			from2011/6/21
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2014	March 31, 2013	2014/3/31
Revenue	$-	$-	$-
General and administrative expenses	47,316	68,656	860,652
Loss from Operations	(47,316)	(68,656)	(860,652)

Other income (expenses)
Interest income	$-	$-	$238
Loss from long-term investments	-	-	(20,837)
Gain from disposal of long-term investments	-	-	20,837
Total other income (expense)	-	-	238
Net loss before income taxes	(47,316)	(68,656)	(860,414)
Provision for income taxes	-	-	-

Net loss	(47,316)	(68,656)	(860,414)
Net loss attributable to noncontrolling interest	-	-	(53,441)
Net loss attributable to San Lotus Holding Inc.	(47,316)	(68,656)	(806,973)

Net Loss Per Share-
Basic and Diluted	0.00	(0.00	(0.03)
Weighted Average Shares Outstanding:
Basic and Diluted	277,867,131	14,572,130	24,638,465

Other comprehensive income, net of tax:
Net loss	(47,316)	(68,656)	(806,973)
Foreign currency translation adjustment, net of tax	1,157,662	(4,817)	1,054,929
Total comprehensive income (loss)	1,110,346	(73,473)	247,956
Comprehensive income (loss) attributable to the noncontrolling interest	-	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	1,110,346	(73,473)	301,397

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH MARCH 31, 2014

(UNAUDITED)

			Accumulated from
	Three Months	Three Months	June 21, 2011 (Inception)
	Ended 31-Mar-14	Ended 31-Mar-13	through March 31, 2014
Cash flows from operating activities
Net loss	(47,316)	(68,656)	(806,973)
Adjustments to reconcile net loss to net cash used in operations:			0
Depreciation	13,485	12,684	89,826
Loss from long-term investments	0	-	20,837
Gain from disposal of investments	0	-	(20,837)
Changes in assets and liabilities:			0
Increase in prepaid and other current assets	(27,065,365)	(101,392)	(35,700,673)
Increase in other Assets	147		(7,878)
Increase in accrued expenses	10,643	(6,824)	21,688
Increase in other payable	36,007	1,135	164,274
Noncontrolling interest	0	0	(53,441)
Net cash used in operating activities	(27,052,399)	(163,053)	(36,293,177)
Cash flows from investing activities
Purchase of fixed assets	0	0	(3,749,304)
Net cash used in investing activities	0	0	(3,749,304)
Cash flows from financing activities			0
Issuance of shares	28,165,582	0	41,288,402
Noncontrolling interest	0	0	46,500
Net cash provided by financing activities	28,165,582	0	41,334,902
Effect of exchange rate changes on cash and cash equivalents	(1,158,102)	(2,336)	(1,225,519)
Net change in cash	(44,919)	(165,389)	66,902
Cash and cash equivalents
Beginning	111,821	277,210	-
Ending	66,902	111,821	66,902
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	-	-	-
Income tax	-	-	-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles of the United States of America (“GAAP”). The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $807,485 as of March 31, 2014, and it has had no revenue from operations since its inception.

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

Building	40 years
Vehicles	5 years
Equipment	3~5 years

As of March 31, 2014, the Company’s property and equipment consisted of the following:

Building	$346,256
Land	3,140,989
Vehicles	167,340
Equipment	58,261
Accumulated depreciation	(89,246)
$3,623,600

Depreciation expense for the three months ended March 31, 2014 and 2013 were $ 13,485 and $ 12,684, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At March 31, 2014, there were no deferred tax assets or liabilities.

NOTE 3 – LAND ACQUISITION

On March 13, 2014, The Company ‘s wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with an unrelated party to acquire 35,790.4921 square meters of land in Dataoping Section of Zaoqiao Township, and 281, 116.5 square meters of land in Laotianliao Section of Touwu Township, both in Miaoli County, Taiwan, for a total of TWD$830,490,304 (US$28,165,580.60). The purchase price was paid for through Green Forest’s issuance of a promissory note payable to the seller. Through an agreement of assignment, assumption and release, which the Company entered into with the sellers and Green Forest on March 13, 2014, we assumed the debt Green Forest owed under the promissory note, thus relieving Green Forest of its obligations. On the same date, the Company entered into a stock purchase agreement for the issuance of 139,364,582 shares of its common stock, par value $0.1 per share, at a purchase price of $0.2021per share, to the sellers and their designees pursuant to stock purchase agreement.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2014 have been incorporated into these consolidated financial statements, and except for the above disclosure, there are no other material subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.	Start-up Cost
	A.	Capital requirements – estimated $100,000 upon application license – end of 2014
	B.	Statutory reserve – estimated $20,000 upon approval of license – end of 2014
	C.	Fees –estimated $1,000 upon application for license – end of 2014
	D.	Rent deposit –estimated $2,000 upon rental of office – end of 2014
	E.	Equipment, etc. –estimated $5,000 – end of 2014
	F.	Purchase of condominium and automobiles in California - $628,141 - June 2012
	G.	Purchase of interest in A Peace World Holding Inc. - $46,500 - January 2012
2.	Operating Expenses
	A.	Number of employees and salary per office - two employees at $1,500 each per month for a total of $3,000 - starting in April 2014
	B.	Office rent-Green Forest-$2,000 per month-starting in September 2013
	C.	Office rent-Da Ren-$1,333 per month -starting in September 2013
	D.	Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012
	E.	Utilities, etc. - $500 per month- starting in September 2013
	F.	Advertising - estimated $5,000 for initial television advertising development – end of 2014
	G.	Condominium expenses -$900 per month-starting in September 2013
	H.	Automobile-related expenses –$1,500- September 2013
3.	Projected Sales
	A.	Dollar sales/commission per office
	B.	Breakdown of sales by product
4.	Projected Cash Flow
5.	Breakeven point and Projected Earnings

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

			Deficit Accumulated
			from2011/6/21
	Three Months Ended	Three Months Ended	(Inception) through
	March 31, 2014	March 31, 2013	2014/3/31
Revenue	$-	$-	$-
General and administrative expenses	47,316	68,656	860,652
Loss from Operations	(47,316)	(68,656)	(860,652)

Other income (expenses)
Interest income	$-	$-	$238
Loss from long-term investments	-	-	(20,837)
Gain from disposal of long-term investments	-	-	20,837
Total other income (expense)	-	-	238
Net loss before income taxes	(47,316)	(68,656)	(860,414)
Provision for income taxes	-	-	-

Net loss	(47,316)	(68,656)	(860,414)
Net loss attributable to noncontrolling interest	-	-	(53,441)
Net loss attributable to San Lotus Holding Inc.	(47,316)	(68,656)	(806,973)

Net Loss Per Share-
Basic and Diluted	0.00	0.00	(0.03)
Weighted Average Shares Outstanding:
Basic and Diluted	277,867,131	14,572,130	24,638,465

Other comprehensive income, net of tax:
Net loss	(47,316)	(68,656)	(806,973)
Foreign currency translation adjustment, net of tax	1,157,662	(4,817)	1,054,929
Total comprehensive income (loss)	1,110,346	(73,473)	247,956
Comprehensive income (loss) attributable to the noncontrolling interest	-	-	(53,441)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	1,110,346	(73,473)	301,397

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues.  We did not generate any revenue for the three-month periods ended March 31, 2014 and 2013. We have generated no revenues since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $47,316 and $68,656 during the three-month periods ended March 31, 2014 and 2013, respectively. The decrease was mainly due to fewer professional service fees for Securities and Exchange Commission filings incurred during the current period this year. The decrease was also attributable to lower office rent and salaries, partially offset by the increase in depreciation expense for the three months ended March 31, 2014.

Income (loss) from operations.   Loss from operations is ($47,316) for the three months ended March 31, 2014, and Loss from operations for the three months ended March 31, 2013 is ($68,656).  This decrease was mainly due to lower development costs expended in implementing our business plan for the three-month ended March 31, 2014 as compared to the same period in 2013 .

Other Income (expenses).  Other income was $0  for the three months periods ended March 31, 2014 and 2013.

Net Loss Before Income Taxes.  Loss before income taxes is ($47,316) for the three months ended March 31, 2014, and Loss before income taxes for the same period in 2013 is ($68,656).  This decrease was mainly due to a decrease in operating expense during the development stage.

Provision for Income Taxes.  We have not yet generated income and thus have had no income tax liabilities for the three-month periods ended March 31, 2014 and 2013.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately ($47,316) for the three months periods ended March 31, 2014 as compared to the net loss of approximately ($68,656) for the three months periods ended March 31, 2013, representing a decrease of approximately $21,340. This decrease was primarily attributable to less development costs, as well as less office rental expenses and lower payroll expenses, partially offset by the increase in depreciation expenses for the three months periods ended March 31, 2014 as compared with the same period in 2013.

Net Loss Attributable to Noncontrolling Interest. Net loss attributable to noncontrolling interest ended March 31, 2014 and 2013 is $0 .

Liquidity and Capital Resources

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to a material weakness in our internal control over financial reporting which is described below.

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

SAN LOTUS HOLDING INC.

Date: May 11, 2014	By:	/s/Chen, Li-Hsing
Chen, Li-Hsng
President

Date: May 11, 2014	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen
Chief Financial Officer and
Principal Accounting Officer

