Form 10-Q
period 2014-06-30
San Lotus Holding Inc
filed 2014-08-05
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 021-165129

SAN LOTUS HOLDING INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Suite 23, 3301 Spring Mountain Road Las Vegas, NV 89102
(Address of principal executive office and zip code)

702-776-8066 (phone) & 702-776-8809 (fax)
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Lar???? Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

As of June 30, 2014, 236,224,067 shares of the Registrant's common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended June 30, 2014

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements." Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue," negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	30-Jun-14	31-Dec-13
ASSETS
Current Assets
Cash in Bank	$ 49,457	$ 54,616
Prepaid and other current assets	36,409,903	8,635,987
Total Current Assets	36,459,360	8,690,603
Fixed assets- net	3,670,910	3,694,362
Other Assets	8,035	8,025
Total Assets	$ 40,138,305	$ 12,392,990

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$ 43,240	$ 11,125
Other payable	177,866	128,376
Total Current Liabilities	221,106	139,501

Stockholders' Equity
Common stock, $0.1 par value, 1,500,000,000 shares authorized, 236,224,067 and 96,859,485 shares issued and outstanding as of June 30, 2014 and December 31, 2013	23,622,407	9,685,948
Additional paid-in capital	17,665,995	3,436,872
Deficit accumulated during the development stage	(865,445)	(759,657)
Other comprehensive income	(493,079)	(102,733)
Total stockholders' equity	39,929,878	12,260,430
Noncontrolling interest	(12,679)	(6,941)
Total Equity	39,917,199	12,253,489

Total Liabilities and Equity	$ 40,138,305	$ 12,392,990

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2014 AND 2013
AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH JUNE 30, 2014
(UNAUDITED)
	Six Months Ended		Three Months Ended		Deficit Accumulated from2011/6/21 (Inception) through
	June 30, 2014	June 30,2013	June 30, 2014	June 30,2013	2014/6/30
Revenue	-	-	-	-	-
General and administrative expenses	111,018	183,436	63,702	114,780	924,354
Loss from Operations	(111,018)	(183,436)	(63,702)	(114,780)	(924,354)

Other income (expenses)
Interest income	5	-	5	-	243
Loss from long-term investments	-	-	-	-	(20,837)
Gain from disposal of long-term investments	-	-	-	-	20,837
Total other income (expense)	5	-	5	-	243
Net loss before income taxes	(111,013)	(183,436)	(63,697)	(114,780)	(924,111)
Provision for income taxes	-	-	-	-	-

Net loss	(111,013)	(183,436)	(63,697)	(114,780)	(924,111)
Net loss attributable to noncontrolling interest	(5,737)	(193)	(5,737)	(193)	(59,178)
Net loss attributable to San Lotus Holding Inc.	(105,276)	(183,243)	(57,960)	(114,587)	(864,933)

Net Loss Per Share-
Basic and Diluted	(0.00)	(0.01)	(0.00)	(0.01)	(0.04)
Weighted Average Shares Outstanding:
Basic and Diluted	277,867,131	14,572,130	277,867,131	14,572,130	24,638,456

Other comprehensive income, net of tax:
Net loss	(111,013)	(183,436)	(63,697)	(114,780)	(870,670)
Foreign currency translation adjustment, net of tax	(390,346)	(5,364)	(1,548,008)	(547)	(493,079)
Total comprehensive income (loss)	(501,359)	(188,800)	(1,611,705)	(115,327)	(1,363,749)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)	(5,737)	(193)	(59,178)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	(495,622)	(188,607)	(1,605,968)	(115,134)	(1,304,571)

The Accompanying Notes Are an Integral Part of the Financial Statements.

	SAN LOTUS HOLDING INC.
	(A DEVELOPMENT STAGE COMPANY)
	CONSOLIDATED STATEMENTS OF CASH FLOW
	FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
	AND PERIOD FROM JUNE 21, 2011 (INCEPTION) THROUGH JUNE 30, 2014
	(UNAUDITED)
			Accumulated from
	Six Months Ended	Six Months Ended	June 21, 2011 (Inception)
	30-Jun-14	30-Jun-13	through June30, 2014
Cash flows from operating activities
Net loss	(105,276)	(183,243)	(864,933)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	27,000	25,318	103,341
Loss from long-term investments	-	-	20,837
Gain from disposal of investments	-	-	(20,837)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(27,773,916)	(430)	(36,409,224)
Increase in other Assets	(10)		(8,035)
Increase in accrued expenses	32,115	9,221	43,160
Increase in other payable	49,490	4,545	177,757
Noncontrolling interest	-	(193)	(53,441)
Net cash used in operating activities	(27,770,597)	(144,782)	(37,011,375)
Cash flows from investing activities
Purchase of fixed assets	-	-	(3,749,304)
Net cash used in investing activities	-	-	(3,749,304)
Cash flows from financing activities
Issuance of shares	28,165,582	-	41,288,402
Noncontrolling interest	-	-	46,500
Net cash provided by financing activities	28,165,582	-	41,334,902
Effect of exchange rate changes on cash and cash equivalents	(400,144)	(2,435)	(524,766)
Net change in cash	(5,159)	(147,217)	49,457
Cash and cash equivalents
Beginning	54,616	277,210	-
Ending	49,457	129,993	49,457
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	-	-	-
Income tax	-	-	-

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles of the United States of America ("GAAP"). The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Nature of Business

San Lotus Holding Inc., a company in the developmental stage (the "Company" or "San Lotus"), was incorporated on June 21, 2011 in the State of Nevada. The Company has not conducted business operations nor had revenues from operations since its inception. The Company's business plan is to design and market global travel packages and affinity travel excursions throughout the world, and develop a global travel and leisure agency business.

The Company's year-end is December 31.

Basis of Consolidation

The consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $865,445 as of June 30, 2014, and it has had no revenue from operations since its inception.

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

Building                                                                                                                             40 years

Vehicles                                                                                                                               5 years

Equipment                                                                                                                       3~5 years

As of June 30, 2014, the Company's property and equipment consisted of the following:

Building	$ 346,256
Land	3,200,578
Vehicles	167,946
Equipment	59,420
Accumulated depreciation	(103,290)
$ 3,670,910

Depreciation expense for the three months ended June 30, 2014 and 2013 were $ 13,485 and $ 12,684, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

Foreign-currency Transactions -Foreign-currency transactions are recorded in New Taiwan dollars ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity.

Translation Adjustment -The Company financial statements are presented in the U.S. dollar ($), which is the Company's reporting currency, while it's functional currency is the New Taiwan dollar ("NTD"). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders' equity as part of accumulated other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At June 30, 2014, there were no deferred tax assets or liabilities.

NOTE 3 - LAND ACQUISITION

On March 13, 2014, The Company's wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with an unrelated party to acquire 35,790.4921 square meters of land in Dataoping Section of Zaoqiao Township, and 281, 116.5 square meters of land in Laotianliao Section of Touwu Township, both in Miaoli County, Taiwan, for a total of TWD$830,490,304 (US$28,165,580.60). The purchase price was paid for through Green Forest's issuance of a promissory note payable to the seller. Through an agreement of assignment, assumption and release, which the Company entered into with the sellers and Green Forest on March 13, 2014, we assumed the debt Green Forest owed under the promissory note, thus relieving Green Forest of its obligations. On the same date, the Company entered into a stock purchase agreement for the issuance of 139,364,582 shares of its common stock, par value $0.1 per share, at a purchase price of $0.2021per share, to the sellers and their designees pursuant to stock purchase agreement.

NOTE 4 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2014 have been incorporated into these consolidated financial statements, and except for the above disclosure, there are no other material subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

BUSINESS OVERVIEW

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to market travel products and services to the growing "baby boomer" market, with an initial focus on the Asian market.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the fourth quarter of 2013. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2014, after we obtain the relevant licenses and approval from Taiwan's government.

Our travel services entity in Taiwan will provide both outbound travel services for customers based in Taiwan and inbound travel services for customers based abroad and coming to Taiwan. Both the outbound and inbound services will be conducted in our Taiwan office, except the inbound services will rely in part on advertising conducted or directed outside of Taiwan.

We will not only book airplane tickets, hotels and tours, but design specialized destination-related travel services for our customers based on their specific needs and desires while they are in Taiwan. In this way, our market will consist of both those potential travelers based in Taiwan, but also anyone from any other country who might be planning a trip to Taiwan or need assistance with designing a travel itinerary once they arrive in Taiwan. We will market our products and services to the travel population in Taiwan and abroad through our website, www.sanlotusholding.com, as well as through services such as Twitter and other media outlets. In addition, we have already taken steps to begin marketing our services to the Chinese market in California through a California television station, TBWTV Inc. ("TBWTV"). We plan to use this entity for purposes of gaining access to a means of advertising our services to the California market of potential Taiwan travelers. Our vice president and secretary, Yu Chien-Yang and Chen Kuan-Yu, own TBWTV and, as a result, have knowledge of when preferred advertising slots become available and may be able to assist us in gaining preferable advertising rates, although we have no contractual guarantees on either of these issues. In addition, we have purchased three vehicles to provide transportation to our customers while they are in California, a common destination for Taiwan business travelers and tourists.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.      Start-up Cost

A.        Capital requirements - estimated $100,000 upon application license - end of 2014

B.         Statutory reserve - estimated $20,000 upon approval of license - end of 2014

C.         Fees - estimated $1,000 upon application for license - end of 2014

D.        Rent deposit - estimated $2,000 upon rental of office - end of 2014

E.         Equipment, etc. - estimated $5,000 - end of 2014

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

B.        Office rent-Green Forest-$2,000 per month-starting in September 2013

C.         Office rent-Da Ren-$1,333 per month -starting in September 2013

D.        Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.         Utilities, etc. - $500 per month- starting in September 2013

F.         Advertising - estimated $5,000 for initial television advertising development - end of 2014

G.        Condominium expenses -$900 per month-starting in September 2013

H.        Automobile-related expenses - $1,500- September 2013

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

Products and Services Offered:

-               Transportation: airlines / buses / car rentals / railways / cruises;

-               Accommodation: hotels / resorts / cruises; and

-               Packaged holidays / local tours.

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

Television Advertising in California

We will begin advertising our services to potential Taiwan travelers in California through TBWTV Inc., a local California station geared toward Chinese speaking audiences, sometime during 2014. With California's large Asian population and strong business connections with Taiwan, we believe there is potential to develop a strong customer base in California by directing potential customers to our website. As part of this effort, we have purchased a condominium unit in California so that our management and employees will be able to easily be able to travel to California to work on our television advertising campaign, as well as enable them to work with our various U.S. service providers. In addition, we purchased three vehicles that will be used to transport our management, as well as our customers, when in California.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by the end of 2014. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

-         Formally launch online operations (in or after 2014)

-         Sign formal supplier agreements with product vendors that have expressed interest previously (in or after 2014)

-         Begin advertising with TBWTV (in or after 2014)

-         Sign on additional product vendors (in or after 2014)

-         Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)

-         Sign on additional affinity groups (in or after 2014)

-         Hire office staff (in or after 2014)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We acquired certain land in Taiwan (R.O.C.), which is specifically described in Item 2 of our annual report on Form 10-K which is filed on April 7, 2014. We also have entered into four additional non-binding letters of intent to acquire additional land in scenic and/or agricultural areas in Taiwan. We aim to complete four acquisitions by the end of 2014. After we have completed these acquisitions, we will evaluate all of our real estate holdings as a group and determine how we will utilize those properties to support our overall goal of developing a travel, tourism and destination real estate business. At that same time, we will evaluate and plan for the costs of developing the properties.

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

We may also from time to time invest in travel-related service providers that we believe can help us better service our customers and help them meet their travel needs. Through investing in such entities, we may be able to recoup some of our costs through maintaining small ownership interests in the entities our clients use. Furthermore, by investing in these entities, we may be able to work with them to better improve their travel offerings or related services or bring the entities up to the standard of service our customers expect. We recently made one such investment in A Peace World Holding Inc. ("APW"), a company in the early stages of developing destination real estate products and services. We expect that APW, based on its expressed business plans, will develop destination real estate that our customers will be interested in traveling to, thus enhancing the products and services we can provide to our customers. Any costs involved in offering such products and services to our customers, if there are any such costs, will be incorporated into the fees we charge our customers for our service. At this time we have no further plans for making any additional such investments and therefore have no plans of making further capital expenditures in relation to such investments.

Competition

We will be operating in two sectors - in the area of destination real estate development and travel agencies. These two sectors will complement each other as, over the long term, the travel agencies will be able to refer clients and visitors to our destination real estate sites. We will face competition from many individuals and companies that also market travel locations and products. As concerns travel destinations, we desire to utilize scenic properties that will allow for outdoor activities. Thus we must create locations that provide both activities of interest and provide convenience and amenities, while allowing visitors to enjoy the natural beauty of the area around them.

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

In Taiwan, there are four types of travel agencies:

1.      Mega Agencies

A.        Lion Travel

B.        Cola Tour

C.        EZ Travel

2.      Intermediate-Small ? locally or regionally owned agencies

A.        Star Travel

B.        SET Tour

3.      Independent Agencies: Usually catering to a special or niche market

A.        Royal Jet Way

B.        Perfect Travel

C.        Life Tour

4.      Airline & other types of travel consolidators

A.        China Airlines

B.        EVA Airlines

C.        American Express

We feel at this time we would fall into the Independent Agency category and hope to create our own niche as a more customer-oriented agency or travel service provider with a reputation of going the "extra mile" wherever possible in connecting the right type of customers with the right type of products.

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

Elements Innovation Co. Ltd.

E United Group

Taiwan Land Development Inc.

EMERGING GROWTH COMPANY STATUS

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act (the "JOBS Act"). As a result, we are permitted to rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

RESULTS OF OPERATIONS

The following table summarizes our historical condensed consolidated statements of operations data.

	Six Months Ended		Three Months Ended		Deficit Accumulated from 2011/6/21
	June 30, 2014	June 30,2013	June 30, 2014	June 30,2013	(Inception) through 2014/6/30
Revenue	-	-	-	-	-
General and administrative expenses	111,018	183,436	63,702	114,780	924,354
Loss from Operations	(111,018)	(183,436)	(63,702)	(114,780)	(924,354)

Other income (expenses)
Interest income	5	-	5	-	243
Loss from long-term investments	-	-	-	-	(20,837)
Gain from disposal of long-term investments	-	-	-	-	20,837
Total other income (expense)	5	-	5	-	243
Net loss before income taxes	(111,013)	(183,436)	(63,697)	(114,780)	(924,111)
Provision for income taxes	-	-	-	-	-

Net loss	(111,013)	(183,436)	(63,697)	(114,780)	(924,111)
Net loss attributable to noncontrolling interest	(5,737)	(193)	(5,737)	(193)	(59,178)
Net loss attributable to San Lotus Holding Inc.	(105,276)	(183,243)	(57,960)	(114,587)	(864,933)

Net Loss Per Share-
Basic and Diluted	(0.00)	(0.01)	(0.00)	(0.01)	(0.04)
Weighted Average Shares Outstanding:
Basic and Diluted	277,867,131	14,572,130	277,867,131	14,572,130	24,638,456

Other comprehensive income, net of tax:
Net loss	(111,013)	(183,436)	(63,697)	(114,780)	(870,670)
Foreign currency translation adjustment, net of tax	(390,346)	(5,364)	(1,548,008)	(547)	(493,079)
Total comprehensive income (loss)	(501,359)	(188,800)	(1,611,705)	(115,327)	(1,363,749)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)	(5,737)	(193)	(59,178)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	(495,622)	(188,607)	(1,605,968)	(115,134)	(1,304,571)

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues.  We did not generate any revenue for the three months ended June 30, 2014 and 2013. We have not generated any revenue since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $63,702 and $114,780 during the three months ended June 30, 2014 and 2013, respectively. The decrease was mainly attributable to fewer professional service fees for Securities and Exchange Commission filings incurred during the current period this year. The decrease was also attributable to lower office rent and salaries, partially offset by the increase in depreciation expense for the three months ended June 30, 2014.

Income (loss) from operations.   Loss from operations is ($63,702) for the three months ended June 30, 2014, and Loss from operations for the three months ended June 30, 2013 is ($114,780).  This decrease was mainly for lower development costs expended in implementing our business plan for the three-month periods ended June 30, 2014 as compared to the same period in 2013.

Other Income (expenses).  Other income was $5 for the three months ended June 30, 2014, and was $0 for the three-months nded June 30, 2013.

Net Loss Before Income Taxes.  Loss before income taxes is ($63,697) for the three months ended June 30, 2014, and Loss before income taxes for the same period in 2013 is ($114,780).  This decrease was mainly for a decrease in operating expense during the development stage.

Provision for Income Taxes.  We have not generated income and thus have no income tax liabilities for the three months? ended June 30, 2014and 2013.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately ($63,697) for the three months nded June 30, 2014 as compared to the net loss of approximately ($114,780) for the three months ended June 30, 2013, representing a decrease of approximately $51,083. This decrease was primarily for less development costs; less office rental expenses; and lower payroll expenses, partially offset by the increase in depreciation expenses for the three months ended June 30, 2014 as compared with the same period in 2013.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended June 30, 2014 and 2013 is ($5,737) and ($193).

Liquidity and Capital Resources

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest and Da Ren to require approximately $578,688 to carry out planned operations for the next 12 months.

Our expenses incurred from April 1, 2014 through June 30, 2014 are approximately $63,702. We expect our monthly expenses to continue at the rate of $39,724 after May, 2014, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of June 30, 2014, we had $49,457 cash in the bank, $112 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. and $2,900 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. Thus, San Lotus and Da Ren will not have enough funds to support themselves for remaining months, and Green Forest are already almost out of funds, We will likely to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]	-	-	-	-	-
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	$16,384	$16,384	-	-	-
[Purchase Obligations]	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$16,384	$16,384	-	-	-

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

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We do not take positions or engage in transactions in risk-sensitive market instruments in any substantial degree, nor as defined by SEC rules and instructions. Based on the nature of our current operations, we have not identified any issues of market risk at this time.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.? In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer.? Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to a material weakness in our internal control over financial reporting which is described below.

Management identified significant deficiencies related to (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company's failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We plan to address these weaknesses in the near term as the Company develops.

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

Yu Chien-Yang, our vice president and a member of our board of directors, was indicted by the Taichung District Prosecutor's Office of Taichung County, Taiwan (R.O.C.) on May 17, 2013. The indictment in no way involves San Lotus Holding Inc. or any of our subsidiaries and the matters described therein do not include any conduct involving, by, or on behalf of the Company or any of our subsidiaries.

The enforcement actions were brought against seven individuals, including Mr. Yu, alleging violations of Taiwan's banking and securities laws in connection with disclosure issues related to a single corporate bond issuance. The action predates Mr. Yu's employment with the Company and is in connection with Mr. Yu's service at another company, Da Chuang Business Management Consultant Co., Ltd. and its subsidiary, Da Ren International Investments Inc., which had conducted a general solicitation of its corporate bonds to the general public in the year 2010. We do not expect this litigation to have a material effect on our business.

Item 1A. Risk Factors.

There is no any material changes from risk factors as previously disclosed in our Form 10-K.

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

SAN LOTUS HOLDING INC.

Date: July 25, 2014	By:	/s/Chen, Li-Hsing
Chen, Li-Hsng President

Date: July 25, 2014	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chen, Li-Hsing, certify that:

1. I have reviewed this report on Form 10-Q of San Lotus Holding Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 25, 2014

/s/Chen, Li-Hsing
__________________________________
By: Chen, Li-Hsing, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lin, Mu-Chen, certify that:

1. I have reviewed this report on Form 10-Q of San Lotus Holding Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: July 25, 2014

/s/Lin, Mu-Chen
______________________________
By: Lin, Mu-Chen, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report on Form 10-Q ("Form 10-Q") of San Lotus Holding Inc. (the "Company") for the quarter ended May 13, 2013, as filed with the Securities and Exchange Commission on the date hereof, Chen Tseng Chih-Ying, Chief Executive Officer of the Company, and Lin Mu-Chen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                 (1)   The Form 10-Q fully complies with the requirements of Section  13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                 (2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Chen, Li-Hsing

______________________________

Chen, Li-Hsing, President

July25,2014

/s/Lin, Mu-Chen

______________________________

Lin, Mu-Chen, Principal Financial Officer

July 25, 2014

This certification accompanies this Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not deemed filed by the Company and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.