Form 10-Q
period 2014-09-30
San Lotus Holding Inc
filed 2014-10-30
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, 836,820,542 shares of the Registrant's common stock, $0.1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended September 30, 2014

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$11,074	$54,616
Prepaid and other current assets	186,392,189	8,635,987
Total Current Assets	186,403,263	8,690,603
Property and equipment, net	3,604,092	3,694,362
Other assets	7,272	8,025
Total Assets	$190,014,627	$12,392,990

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$61,817	$11,125
Other payable	151,427	128,376
Total Current Liabilities	213,244	139,501

Stockholders' Equity
Common stock, $0.1 par value; 1,500,000,000 shares authorized,
836,820,542 and 96,859,485 shares issued and outstanding
at September 30, 2014 and December 31, 2013	83,682,054	9,685,948
Additional paid-in capital	110,145,249	3,436,872
Deficit accumulated during the development stage	(909,082)	(759,657)
Accumulated other comprehensive loss	(3,104,159)	(102,733)
Total San Lotus Holding Inc. stockholders' equity	189,814,062	12,260,430
Noncontrolling interest	(12,679)	(6,941)
Total Equity	189,801,383	12,253,489
Total Liabilities and Equity	$190,014,627	$12,392,990

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,		Period From June 21, 2011 (Inception) to September 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	44,149	50,777	155,167	234,213	968,503
Loss from operations	(44,149)	(50,777)	(155,167)	(234,213)	(968,503)
Other income (expenses)
Interest income	-	62	5	62	243
Loss from long-term investments	-	-	-	-	(20,837)
Gain from disposal of long-term investments	-	-	-	-	20,837
Total other income, net	-	62	5	62	243

Loss before provision for income taxes	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Provision for income taxes	-	-	-	-	-
Net loss	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Add: Net loss attributable to noncontrolling interest	-	547	5,737	193	59,178
Net loss attributable to San Lotus Holding Inc.	(44,149)	(50,168)	(149,425)	(233,958)	(909,082)
Other comprehensive loss, net of tax
Consolidated net loss	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Foreign currency translation adjustment, net of tax	(2,611,080)	(547)	(3,001,426)	(4,130)	(3,104,159)
Comprehensive loss	(2,655,229)	(51,262)	(3,156,588)	(238,281)	(4,072,419)
Add: Comprehensive loss attributable to the noncontrolling interest	-	547	5,737	193	59,178
Comprehensive loss attributable to San Lotus Holding Inc.	$(2,655,229)	$(50,715)	$(3,150,851)	$(238,088)	$(4,013,241)

Net Loss Per Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted-average shares outstanding
Basic and Diluted	562,635,195	19,244,851	312,178,407	16,146,820	82,527,100

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended September 30,		Period from June 21, 2011 (Date of Inception) to
	2014	2013	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(155,162)	$(234,151)	$(968,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,530	37,948	116,871
Loss from long-term investments	-	-	20,837
Gain from disposal of investments	-	-	(20,837)
Changes in operating assets and liabilities:
Prepaid and other current assets	(52,661)	(24,210)	(202,809)
Other Assets	753	(7,124)	(7,272)
Accrued expenses	50,593	13,994	61,638
Other payable	23,150	49,144	151,418
Net cash used in operating activities	(92,797)	(164,399)	(848,414)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-	(719,560)
Net cash used in investing activities	-	-	(719,560)
Cash Flows from Financing Activities
Issuance of common stock	-	-	1,481,213
Capital contribution	-	-	46,500
Net cash provided by financing activities	-	-	1,527,713
Effect of exchange rate changes on cash and cash equivalents	49,255	(2,916)	51,335
Net increase (decrease) in cash and cash equivalents	(43,542)	(167,315)	11,074
Cash and cash equivalents, beginning of the period	54,616	277,210	-
Cash and cash equivalents, ending of the period	$11,074	$109,895	$11,074
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$180,704,483	$3,070,645	$192,346,090
Issuance of common stock in settlement of note payable	$180,704,483	$3,070,645	$192,346,090

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's 2013 annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial statements. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority-owned subsidiaries and its 50% owned subsidiary A Peace World Holding Inc (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and all highly liquid instruments with original maturities of three months or less.

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Building                                                              40 years

Vehicles                                                                5 years

Equipment                                                        3~5 years

As of September 30, 2014, the Company's property and equipment consisted of the following:

Building	$ 346,256
Land	3,148,274
Vehicles	167,414
Equipment	58,403
3,720,347
Less: accumulated depreciation	(116,255)
Property and equipment, net	$ 3,604,092

Depreciation expense for the three months ended September 30, 2014 and 2013 were $ 13,530 and $ 9,007, respectively.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2014, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (continued)

Foreign-currency Transactions

Foreign-currency transactions are recorded in New Taiwan dollars ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity.

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

Comprehensive Income (Loss)

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC 220 requires the Company's change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separated component of stockholders' equity.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its result of operations, financial position or cash flow.

NOTE 2 -  INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. At September 30, 2014, there were no deferred tax assets or liabilities.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In August 2014, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with Lo, Fun-Ming, Yu, Chien-Yang, and Mao Ren International Inc. to acquire 1,124,935 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan and 160,779 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan, all of which is 1,285,713 square meters. Green Forest purchased the Land for TWD$3,369,303,693 (US$111,581,126). The purchase price was paid for through Green Forest's issuance of a promissory note payable to the sellers. Through an agreement of assignment, assumption and release, which the Company entered into with the sellers and Green Forest on August 11, 2014, we assumed the debt Green Forest owed under the promissory note, thus relieving Green Forest of its obligations. On the same date, the Company entered into a stock purchase agreement for the issuance of 397,935,544 shares of its common stock, par value $0.1 per share, at a purchase price of $0.2804 per share, to the sellers and their designees pursuant to stock purchase agreement.

In August 2014, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with Chen, Kuan-Yu to acquire 453,295 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan and 10,120 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan, all of which is 463,415 square meters. Green Forest purchased the Land for TWD$1,214,398,015 (US$40,957,778). The purchase price was paid for through Green Forest's issuance of a promissory note payable to the seller. Through an agreement of assignment, assumption and release, which the Company entered into with the seller and Green Forest on August 11, 2014, we assumed the debt Green Forest owed under the promissory note, thus relieving Green Forest of its obligations. On the same date, the Company entered into a stock purchase agreement for the issuance of 202,660,931 shares of its common stock, par value $0.1 per share, at a purchase price of $0.2021 per share, to the seller and their designees pursuant to stock purchase agreement.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $909,082 as of September 30, 2014, and it has had no revenue from operations since its inception.

The Company faces all the risks common to companies at the development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available for issuance.

On October 2, 2014, the Board of Directors has approved a reverse stock split of the Company's common stock at a ratio of 10 to 1 (the "Reverse Stock Split"). Upon effectiveness of the Reverse Stock Split, the par value of each share of the Company's Common Stock will be increased from $0.1 per share to $1 per share (the "Common Stock"). As a result of the Reverse Stock Split, the Company's authorized shares of common stock will decrease to approximately 150,000,000 post-split shares (prior to effecting the rounding of fractional shares into whole shares as described below) from approximately 1,500,000,000 pre-split shares. The reverse split will reduce the number of shares of the Company's common stock outstanding from approximately 836,820,542 to approximately 83,682,054. Proportional adjustments will be made to the Company's authorized shares and outstanding common stock equivalents.

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

C.         Office rent-Da Ren-$1,333 per month -starting in September 2013

D.        Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.         Utilities, etc. - $500 per month- starting in September 2013

F.         Advertising - estimated $5,000 for initial television advertising development - end of 2014

G.        Condominium expenses - $900 per month-starting in September 2013

H.        Automobile-related expenses - 1,500- September 2013

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

Competition

We will be operating in two sectors in the area of destination real estate development and travel agencies. These two sectors will complement each other as, over the long term, the travel agencies will be able to refer clients and visitors to our destination real estate sites. We will face competition from many individuals and companies that also market travel locations and products. As concerns travel destinations, we desire to utilize scenic properties that will allow for outdoor activities. Thus we must create locations that provide both activities of interest and provide convenience and amenities, while allowing visitors to enjoy the natural beauty of the area around them.

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

In Taiwan, there are four types of travel agencies:

1.      Mega Agencies

A.        Lion Travel

B.        Cola Tour

C.        EZ Travel

2.      Intermediate-Small - locally or regionally owned agencies

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,		Period From June 21, 2011 (Inception) to September 30,
	2014	2013	2014	2013	2014
Revenue	$-	$-	$-	$-	$-
General and administrative expenses	44,149	50,777	155,167	234,213	968,503
Loss from operations	(44,149)	(50,777)	(155,167)	(234,213)	(968,503)
Other income (expenses)
Interest income	-	62	5	62	243
Loss from long-term investments	-	-	-	-	(20,837)
Gain from disposal of long-term investments	-	-	-	-	20,837
Total other income, net	-	62	5	62	243

Loss before provision for income taxes	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Provision for income taxes	-	-	-	-	-
Net loss	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Add: Net loss attributable to noncontrolling interest	-	547	5,737	193	59,178
Net loss attributable to San Lotus Holding Inc.	(44,149)	(50,168)	(149,425)	(233,958)	(909,082)
Other comprehensive loss, net of tax
Consolidated net loss	(44,149)	(50,715)	(155,162)	(234,151)	(968,260)
Foreign currency translation adjustment, net of tax	(2,611,080)	(547)	(3,001,426)	(4,130)	(3,104,159)
Comprehensive loss	(2,655,229)	(51,262)	(3,156,588)	(238,281)	(4,072,419)
Add: Comprehensive loss attributable to the noncontrolling interest	-	547	5,737	193	59,178
Comprehensive loss attributable to San Lotus Holding Inc.	$(2,655,229)	$(50,715)	$(3,150,851)	$(238,088)	$(4,013,241)

Net Loss Per Share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted-average shares outstanding
Basic and Diluted	562,635,195	19,244,851	312,178,407	16,146,820	82,527,100

Comparison of Three Months Ended September 30, 2014 and 2013

Revenues.  We did not generate any revenue for the three months ended September 30, 2014 and 2013. We have not generated any revenue since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $44,149 and $50,777 during the three months ended September 30, 2014 and 2013, respectively. The decrease was mainly attributable to fewer professional service fees for Securities and Exchange Commission filings incurred during the current period this year. The decrease was also attributable to lower office rent and salaries, partially offset by the increase in depreciation expense for the three months ended September 30, 2014.

Income (loss) from operations.   Loss from operations is ($44,149) for the three months ended September 30, 2014, and Loss from operations for the three months ended September 30, 2013 is ($50,777).  This decrease was mainly for lower development costs expended in implementing our business plan for the three-month periods ended September 30, 2014 as compared to the same period in 2013.

Other Income (expenses).  Other income was $- for the three months ended September 30, 2014, and was $62 for the three-months ended September 30, 2013.

Net Loss Before Income Taxes.  Loss before income taxes is ($44,149) for the three months ended September 30, 2014, and Loss before income taxes for the same period in 2013 is ($50,715).  This decrease was mainly for a decrease in operating expense during the development stage.

Provision for Income Taxes.  We have not generated income and thus have no income tax liabilities for the three months ended September 30, 2014and 2013.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately ($44,149) for the three months ended September 30, 2014 as compared to the net loss of approximately ($50,715) for the three months ended September 30, 2013, representing a decrease of approximately $6,566. This decrease was primarily for less development costs; less office rental expenses; and lower payroll expenses, partially offset by the increase in depreciation expenses for the three months ended September 30, 2014 as compared with the same period in 2013.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended September 30, 2014 and 2013 is ($-) and ($547).

Liquidity and Capital Resources

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest and Da Ren to require approximately $578,688 to carry out planned operations for the next 12 months. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding through the private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital.

As of September 30, 2014, we had $11,074 cash in the bank, $1,053 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. and $1,723 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. Thus, San Lotus and Da Ren will not have enough funds to support themselves for remaining months, and Green Forest are already almost out of funds, We will likely to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]	-	-	-	-	-
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	$8,192	$8,192	-	-	-
[Purchase Obligations]	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$8,192	$8,192	-	-	-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to a material weakness in our internal control over financial reporting which is described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We conducted a reverse stock split ( the "Reverse Stock Split") at the 10 to 1 ratio, effective date of which is expected as October 17, 2014. We have disclosed the Reverse Stock Split in our current reports on Form 8-K filed on October 8, 2014 and on Form 8-K/A filed on October 9, 2014.

Additionally, we also amended our bylaws and adopted relevant corporate measures required by national securities exchanges, all of which are also disclosed in our current reports on Form 8-K filed on October 8, 2014 and Form 8-K/A filed on October 9, 2014.

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

SAN LOTUS HOLDING INC.

Date: October 24, 2014	By:	/s/Chen, Li-Hsing
Chen, Li-Hsng President

Date: October 24, 2014	By:	/s/Lin, Mu-Chen
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

Date: October 24, 2014

/s/Chen, Li-Hsing
__________________________________
By: Chen, Li-Hsing, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lin, Mu-Chen, certify that:

1. I have reviewed this report on Form 10-Q of San Lotus Holding Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: October 24, 2014

/s/Lin, Mu-Chen
______________________________
By: Lin, Mu-Chen, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report on Form 10-Q ("Form 10-Q") of San Lotus Holding Inc. (the "Company") for the quarter ended September 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, Chen, Li-Hsing, President of the Company, and Lin Mu-Chen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)   The Form 10-Q fully complies with the requirements of Section  13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

   (2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Chen, Li-Hsin
______________________________
By: Chen, Li-Hsing, President

October 24, 2014

/s/Lin, Mu-Chen
______________________________
By: Lin, Mu-Chen, Principal Financial Officer

October 24, 2014

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