Form 10-Q/A
period 2014-09-30
San Lotus Holding Inc
filed 2014-10-31
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendmend No.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the quarterly report on Form 10-Q (the "Form 10-Q/A") of San Lotus Holding Inc. ("the Company") is to correspond with the refilling of interactive data of the Company. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

SAN LOTUS HOLDING INC.

FORM 10-Q/A

For the quarter ended September 30, 2014

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this "Report") contains "forward-looking statements." Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue," negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q/A contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements consist of information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Critical Accounting Polices

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements included in this Quarterly Report on Form 10-Q/A.

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

SAN LOTUS HOLDING INC.

Date: October 30, 2014	By:	/s/Chen, Li-Hsing
Chen, Li-Hsng President

Date: October 30, 2014	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chen, Li-Hsing, certify that:

1. I have reviewed this report on Form 10-Q/A of San Lotus Holding Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: October 30, 2014

/s/Chen, Li-Hsing
__________________________________
By: Chen, Li-Hsing, President

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lin, Mu-Chen, certify that:

1. I have reviewed this report on Form 10-Q/A of San Lotus Holding Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: October 30, 2014

/s/Lin, Mu-Chen
______________________________
By: Lin, Mu-Chen, Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report on Form 10-Q/A ("Form 10-Q/A") of San Lotus Holding Inc. (the "Company") for the quarter ended September 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, Chen, Li-Hsing, President of the Company, and Lin Mu-Chen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)   The Form 10-Q/A fully complies with the requirements of Section  13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

   (2)   The information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Chen, Li-Hsin
______________________________
By: Chen, Li-Hsing, President

October 30, 2014

/s/Lin, Mu-Chen
______________________________
By: Lin, Mu-Chen, Principal Financial Officer

October 30, 2014

This certification accompanies this Form 10-Q/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not deemed filed by the Company and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.