Form 10-K
period 2014-12-31
San Lotus Holding Inc
filed 2015-03-30
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-176694

SAN LOTUS HOLDING INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Suite 23, 3301 Spring Mountain Rd, Las Vegas, NV 89102
(Address of principal executive office and zip code)
702-776-8066
(Registrant's telephone number, including area code)

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

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was $41,288,402. All executive officers of the registrant have been deemed "affiliates" solely for the purpose of this calculation.

Number of shares of Common Stock outstanding as of March 27, 2015: 4,527,858

TABLE OF CONTENTS

San Lotus Holding Inc.

Annual Report on Form 10K

For the Fiscal Year ended December 31, 2014

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those assumptions are based. These forward-looking statements are generally identified by words such as "believes, " "project," "expect," "anticipate, " "estimates," "intends," "plan," "may," "will continue," and similar expressions. Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, regulatory changes, availability of capital, interest rates, competition and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. References in this Annual Report on Form 10-K to "we," "us," "our," "San Lotus" and the "Company" are to San Lotus Holding Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to market travel products and services to the growing "baby boomer" market, with an initial focus on the Asian market.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the end of 2015. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2014, after we obtain the relevant licenses and approval from Taiwan's government.

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
A. Capital requirements - estimated $100,000 upon application license - in or after 2014
B. Statutory reserve -estimated $20,000 upon approval of license - in or after 2014
C. Fees - estimated $1,000 upon application for license - in or after 2014
D. Rent deposit - estimated $2,000 upon rental of office - in or after 2014
E. Equipment, etc. - estimated $5,000 - in or after 2014
F. Purchase of condominium and automobiles in California - $628,141 - June 2012
G. Purchase of interest in A Peace World Holding Inc. - $46,500 - January 2012
2.	Operating Expenses
A. Number of employees and salary per office - two employees at estimated $1,500 each per month for a total of $3,000 - starting in April 2014
B. Office rent-Green Forest-$2,000 per month-starting in September 2013
C. Office rent-Da Ren - $1,333 per month -starting in September 2013
D. Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012
E. Utilities, etc. - $500 per month- starting in September 2013
F. Advertising - estimated $5,000 for initial television advertising development - in or after 2014
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

Our costs as a reporting company in our third year are approximately $12,672 in legal fees and $20,000 in auditing fees, including the preparation of our 10-K filing and annual audit.

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

In Taiwan, there are four types of travel agencies:

1.      Mega Agencies

A.        Lion Travel

B.        Cola Tour

C.        EZ Travel

2.      Intermediate - Small - locally or regionally owned agencies

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

Risks Related to Our Business

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources of approximately $578,688 over the next 12 months to implement the next stages of our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities. We have no current plans for additional financing. As of March 23, 2015, we had $10,435 cash in the bank, $2,918 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. and $2,843 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc., for purposes of building our travel services business in Taiwan. We expect the remainder of the needed funds to come in the form of loans from our president and founder, Chen Li Hsing.

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

DUE TO OUR REAL ESTATE DEVELPOPMENT PLANS, WE WILL FACE FIXED COSTS DUE TO PROPERTY TAX AND PROPERTY INSURANCE REQRUIREMENTS.

Our business strategy concerning our real estate development business involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to any reduction in our revenues. The land we have acquired is uninsured at present and has a yearly property tax of NT$39,646 (US$1,300). We will need to insure the property in the future and we will be able to better estimate insurance costs as we determine how we are going to utilize the property, which we intend to do following the completion of additional land and land holding company acquisitions, which we expect to complete sometime in 2015.

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

OUR OFFICERS AND DIRECTORS CONTROL 2.33 PERCENT OF THE COMPANY GIVING THEM SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

Because our officers and directors together hold 2.33 percent of our common stock, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. They may also be able to determine their compensation.

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

OUR OFFICERS CURRENTLY WORK AS PART-TIME TRAVEL AGENTS WHICH MAY POTENTIALLY LEAD TO A CONFLICT OF INTEREST.

Our officers currently serve as part-time travel agents and this may lead to a conflict of interest and potentially lead to a loss of business opportunities. Our officers' current part-time employment may divert potential clients and business opportunities for the Company to their other businesses. This may have an adverse consequence on our potential revenues. Our officers may be unable to spend adequate time developing the Company's business because of their current part-time status with the Company. Currently they each work 15-20 hours per week for the Company.

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

Our company has enough capital to meet the capital and statutory reserve requirements for operating a travel agency in Taiwan after taking into account the costs of our business plan and cost of operations. As an example, to be a type B travel agency in Taiwan, the minimum capital requirement is equivalent to $100,000, with a required statutory reserve of $20,000 for the main office and $5,000 per branch office. A type B travel agency is one that is permitted to carry out the following travel-related business:

-         to sell transportation tickets on behalf of vendors;

-         to purchase transportation tickets on behalf of customers;

-         to arrange travel, accommodation, transportation and other travel related services for customers;

-         to promote travel tours to domestic customers on behalf of other travel agencies;

-         to design domestic travel plans;

-         to provide travel related consulting services; and

-         to operate any other travel related business permitted by the regulatory body.

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

Risk Related To Our Capital Stock

WE ARE AN "EMERGING GROWTH COMPANY" AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO "EMERGING GROWTH COMPANIES" COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart Our Startup Businesses Act (the "JOBS Act"), and, for as long as we continue to be an "emerging growth company," we have elected to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an "emerging growth company" for up to five years or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. In other words, because we are an "emerging growth company, " we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

OUR STATUS AS AN "EMERGING GROWTH COMPANY" UNDER THE JOBS ACT OF 2012 MAY MAKE IT MORE DIFFICULT TO RAISE CAPITAL AS AND WHEN WE NEED IT.

Because of the exemptions from various reporting requirements provided to us as an "emerging growth company," and because of the extended transition period emerging growth companies are allowed for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

BECAUSE WE WERE A "SHELL COMPANY" CERTAIN INVESTORS IN OUR COMPANY WILL NOT BE ABLE TO UTILIZE RULE 144 TO SELL THEIR SHARES UNTIL AT LEAST ONE YEAR AFTER WE CEASE TO BE A SHELL COMPANY.

The Shares issued to investors in the Company cannot be sold pursuant to Rule 144 promulgated under the Securities Act until one year after the Company ceases to be a shell company. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities shares for at least six months, including persons who may be deemed "affiliates" of the Company, as the term is defined under the

Securities Act, would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume of shares during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about the Company. A person who has not been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned his or her shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any volume limitations under Rule 144.

San Lotus Holding Inc. was a shell company prior to filing this periodic report on Form 8-K and therefore a majority of its shareholders may not currently utilize Rule 144 to sell their shares. Rule 144 is not available for sales of shares of companies that are or have been "shell companies" except under certain conditions. The Company completed an acquisition and has removed its status as a shell company by filing this report on Form 8-K. Shareholders are able to utilize Rule 144 one year after the filing of this Form 8-K, assuming it files the documents it is required to file as a reporting company. Investors in the Company whose shares were registered in a registration statement will be able to sell their shares pursuant to said registration statement.

OUR STOCK HAS ONLY BEEN TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD FOR A SHORT TIME, THERE HAS ONLY BEEN LIMITED TRADING ACTIVITY AND THERE IS LIMITED HISTORY WITH WHICH TO ESTIMATE FUTURE TRADING ACTIVITY IN OUR STOCK.

Although the Company's Common Stock is approved for trading on the Over-the-Counter Bulletin Board, there has only been little trading activity in the stock. Accordingly, there is no history on which to estimate the future trading price range of the Common Stock. If the Common Stock trades below $5.00 per share, trading in the Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended

(the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market share of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

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

Our bylaws and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities conducted on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup. At this time we do not carry liability insurance for our officers and directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the "Securities Act"), and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

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

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

If we are deemed an investment company under the Investment Company Act of 1940 (the "Investment Company Act"), our business would be subject to applicable restrictions under that Act, which could make it impracticable for us to continue our business as contemplated.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We received comment letters from the Securities and Exchange Commission (the "SEC") dated October 28, 2014, November 24, 2014, and December 18, 2014 regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Quarterly Reports on Form 10-Q for Fiscal Quarter Ended June 30, 2014. These comments are unresolved as of March 31, 2015. However, we have filed with the SEC responses to the comment letters and we are in the process of responding to the third comment letter.

In general, the unresolved staff comments relate to (1) whether we should classify our land purchased in 2013 and 2014 as non-current assets on our balance sheets as of December 31, 2013 and the subsequent quarters ending in 2014; (2) what the historical cost to the seller for each land purchase is and how to determine such historical cost; (3) whether we should reflect the land purchase transactions in 2013 and 2014 as non-cash on our cash flow statements as of December 31, 2013 and the subsequent quarters ending in 2014.

We believe that the ultimate resolution of these comments is to revise our consolidated  financial statements as of December 31, 2013 and the subsequent quarters ending in 2014 by following SEC's further instructions. Also, we believe that such revision will have a material impact on the consolidated financial statements and/or related notes.

ITEM 2. PROPERTIES

OFFICE

San Lotus presently rents office space in Taiwan. Our office is at the following location:

San Lotus Holding Inc.

3F B302C, No. 185 Kewang Road

Longtan Township, Taoyuan County 325

Taiwan (R.O.C.)

+886-3-4072339 & +886-3-4071534 fax

37,273.68 SQUARE METERS OF LAND IN DARONG SECTION, BEITUN DISTRICT OF TAICHUNG CITY, TAIWAN (R.O.C.).

We own 37,273.68 square meters of undeveloped land (the "Land-1") in the Darong Section, Beitun District of Taichung City, Taiwan (R.O.C.). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on September 20, 2013.

Qualified Ownership to the Land

Although we own the Land-1, the seller of the Land-1, Chang, Cheng-Sung (the "Seller"), reserved certain rights to the Land-1 according to the Land Purchase Contract dated March 26, 2012. Therefore, to date, our ownership to the Land can be regarded as a qualified ownership (an ownership with limitations or conditions).

The rights the Seller reserved in the Land Purchase Contract are listed as follows:

1.       The Seller may set a maximum limited mortgage to the Land-1. (referred to Section 2 of the Contract)

2.       The Seller may decide whether Da Chuang Business Management Consultant Co., Ltd (the "Purchaser") may resell the Land-1 at a price not exceeding TWD $60,000,000. And, once the Purchaser resells the Land-1, the Seller may be entitled to an amount of TWD $60,000,000 of resale price.(referred to Section 3 of the Contract)

3.       The Seller may enforce his setting of maximum limited mortgage to Land-1 when one of followings occurs(referred to Section 4 of the Contract):

a.       The Purchaser resells the Land-1 at a price not exceeding TWD$60,000,000 without the Seller's consent, and/or

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

Land Description

The Land-1 consists of three parcels of land, zoned as a "scenic spot" in a sparsely populated area on the immediate outskirts of Taichung City. The Land's immediate surroundings consist of agricultural and forested areas. We have not yet determined our specific use for the Land-1, although we either intend to use it to develop scenic/tourist-related real estate or hold it for later sale when we need to raise funds.

SALE of 29,332.7000 SQUARE METERS OF LAND LOCATED IN THE XINHUA SECTION OF XINPI TOWNSHIP, PINGTUN COUNTY, TAIWAN (R.O.C.)

The 29,332.7000  square meters of undeveloped land in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan (R.O.C.) (the "Land-2") owned by our subsidiary, Green Forest Management Consulting Inc. ("Green Forest") have been sold out on December 4, 2014. The transaction and all pertinent contracts in the transaction is disclosed in this Annual Report on Form 10-K.

Land Description

The Land-2 consists of 12 parcels of land, totaling 29,332.7000 square meters, in the Hsinhua Section of Hsinpi Township, Pingtun County, Taiwan (R.O.C.). The Land is zoned as "agricultural region" and is located in a sparsely populated agricultural region.

CANCELLED TRANSACTION TO PURCHASE 76,435 SQUARE METERS OF LAND LOCATED IN ZAOQIAO TOWNSHIP AND TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

On December 27, 2013, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation, purchased 76,435  square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the "Land-3"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on December 30, 2013.

However, because the entire title to Land-3 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-3. This cancellation is incorporated herein by reference to the Form 8-K filed on March 11, 2015.

CANCELLED TRANSACTION TO PURCHASE 316,906.9921 SQUARE METERS OF LAND LOCATED IN ZAOQIAO TOWNSHIP AND TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

On March 13, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation, purchased 316, 906.9921 square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the "Land-4"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on March 14, 2014.

However, because the entire title to Land-4 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-4. This cancellation is incorporated herein by reference to the Form 8-K filed on March 11, 2015.

CANCELLED TRANSACTION TO PURCHAS 1,124,935 SQUARE METERS OF LAND LOCATED IN DATAOPING SECTION OF ZAOQIAO TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.) AND 160,779 SQUARE METERS OF LAND IN LAOTIANLIAO SECTION OF TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

On August 11, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased  1,124,935 square meters of land located in dataoping section of zaoqiao township, miaoli county, taiwan (R.O.C.) and 160,779 square meters of land in laotianliao section of touwu township, miaoli county, taiwan (R.O.C.) , all of which is 1,285,713.89 square meters (the "Land-5"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on August 13, 2014.

However, because the entire title to Land-5 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-5. This cancellation is incorporated herein by reference to the Form 8-K filed on March 11, 2015.

CANCELLED TRANSACTION TO PURCHAS 453,294.86 SQUARE METERS OF LAND IN DATAOPING SECTION OF ZAOQIAO TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.) AND 10,120 SQUARE METERS OF LAND IN LAOTIANLIAO SECTION OF TOUWU TOWNSHIP, MIAOLI COUNTY, TAIWAN (R.O.C.)

On August 11, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased 453,294.86 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 10,120 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 463,414.86 square meters (the "Land-6"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on August 13, 2014.

However, because the entire title to Land-6 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-6. This cancellation is incorporated herein by refernce to the Form 8-K filed on March 11, 2015.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $1, has traded on the over-the-counter bulletin board ("OTCBB") under the ticker symbol "SLOT" since January 9, 2013.Since listing on the OTCBB, our stock has yet to begin actively trading. We have 68 shareholders of record as of March 27, 2015.

ITEM 6. SELECTED FINANCIAL DATA

	2014	2013
Revenue	$ -	-
General and administrative expenses	186,525	290,090
Loss from Operations	(186,525)	(290,090)

Other income (expenses)
Interest income	$ 8	123
Total other income	8	123
Net loss before income taxes	(186,517)	(289,967)
Provision for income taxes	-	-

Net loss	(186,517)	(289,967)
Net loss attributable to noncontrolling interest	(5,737)	(193)
Net loss attributable to San Lotus Holding Inc.	(180,780)	(289,774)

Net Loss Per Share-
Basic and Diluted	(0.08)	(0.20)
Weighted Average Shares Outstanding:
Basic and Diluted	2,235,693	1,456,825

Other comprehensive income, net of tax:
Net loss	$ (186,517)	$ (289,967)
Foreign currency translation adjustment, net of tax	(168,278)	(102,733)
Total comprehensive income (loss)	(354,795)	(392,700)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (349,058)	$ (392,507)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of San Lotus Holding Inc. ("San Lotus" or the "Company") should be read in conjunction with our financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to "us," "we," "our" and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Words such as "anticipate," "estimate," "plan," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could" and similar expressions are used to identify forward-looking statements.

PLAN OF OPERATIONS

San Lotus Holding Inc. was incorporated in the State of Nevada on June 21, 2011 to market travel products and services to the growing "baby boomer" market, with an initial focus on the Asian market. Our business plan for the next twelve months includes the following anticipated milestones:

1.      Developing Travel Agency in Taiwan-September 1, 2013- throughout the life of Company

Our plan of developing our travel agency in Taiwan includes: seeking to be (1) approved by Taiwan government to operate travel agency in Taiwan and (2) meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. We anticipate that we may obtain the approval from Taiwan government by the end of 2015.The total cost we have incurred and/or anticipated to engage such development is listed as "set-up cost" and "operating expenses" in page 2. Developing travel agency in Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our developing efforts, we are actively seeking additional funding on favorable terms to continue our development in Taiwan.

If additional funding is not available on acceptable terms, we may not be able to implement our development in Taiwan and continue our operations. We plan to be funded by private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully develop travel agency in Taiwan.

2.      Acquisition of additional Travel Agencies -January 18, 2013- throughout the life of Company

We have entered into non-binding letters of intent to acquire the following travel agencies and expect to complete the acquisitions by the end of 2015:

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

3.      Acquisition of additional land or land holding companies-Third quarter of 2013- throughout the life of Company

San Lotus was designated a shell corporation until our wholly-owned subsidiary, Green Forest Management Consulting Inc. ("Green Forest") acquired Da Ren International Development Inc., a Taiwan (R.O.C.) land holding corporation ("Da Ren"), on September 17, 2013. Da Ren's sole asset is 32,273.68 square meters of land located in Taichung City, Beitun District, Taiwan (R.O.C.). We acquired Da Ren for $3,070,645. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on September 20, 2013.

With the acquisition of Da Ren, we are not only developing our travel agency in Taiwan, an ongoing process in our development, but also acquiring land and land holding companies, as well as acquiring travel agencies located both within and outside of Taiwan. After acquisition of Da Ren, we continue to acquire the lands in Xinpi Township, Pingtun County, Taiwan (R.O.C.). Such acquisitions are herein incorporated by reference to Item 2 of this annual report on Form 10-K.

In addition to our acquisition of Da Ren, we have entered into letters of intent to acquire the following land and land holding companies in Taiwan. We expect to complete these acquisitions by the end of 2015.

Land or Land Holding Company	Expected Acquisition Date
Da Ren International Development Inc.	Third uarter 2013 (completed September 2013)
Xinpi Land	Fourth Quarter 2013 (completed October 2013)
Den Wei Yuan Land	The end of 2015
Yao De International Recreation Inc.	The end of 2015
Mao Ren International Inc.	The end of 2015

We do not feel we are able to evaluate the land holdings accurately or make definitive plans for how to utilize the land and land holding companies until we can evaluate the properties as a whole. But, to date, we plan to use the land as follows: (1) dispose of the land for cash to develop other properties, (2) mortgage the land so that we may develop it ourselves, (3) enter into a joint venture with another developer or (4) use the land to capitalize other companies. We will evaluate this further once we complete the above listed acquisitions.

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

Results of Operations

For the period ended December 31, 2014, we had no revenue. Operating Expenses for the period ended December 31, 2014, totaled $186,525.

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest and Da Ren to require approximately $240,000 to carry out planned operations for the next 12 months. This includes as follows:

We expect our monthly expenses to continue at the rate of $20,000 after December 31, 2014, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of December 31, 2014, we had $13,159 cash in the bank, $2,930 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc. and $5,554 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. Thus, San Lotus and Da Ren will not have enough funds to support themselves for remaining months, and Green Forest are already almost out of funds, We will likely have to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

As to our planned acquisitions, although the non-binding letters of intent to acquire the travel agencies were entered, we remain in the preliminary discussion with them about the specific considerations to acquire each of them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Additionally, except for the completed acquisitions of Da Ren International Development Inc. and Xinpi land.  We remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions.

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

Core services

The Company is incorporated to market its travel products and services to the growing "baby boomer" market, with an initial focus on the Asian market, which is herein incorporated by reference to Item 1 of this annual report on Form 10K.

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

OUTLOOK

By the end of 2015, in addition to the planned acquisitions listed in this Item, we intend to complete more acquisitions of lands; land holding companies; and/or travel agencies. e remain in the preliminary discussion with the acquired parties about the specific considerations in such acquisitions. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions.

Once we have completed such acquisitions, we will evaluate our land holdings as a group and develop an overall plan for how to proceed going forward.

At that time, and once we determine more definitively how the land will be utilized, we will develop cost projections, milestones and plans for financing the land's development. At present, we anticipate that we will have the following four development objectives for the properties: (1) dispose of the land for cash, (2) mortgage the land to develop it ourselves, or (3) use the land to enter into a joint venture with another developer or (4) use the land to capitalize other companies.

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

Name	Position	Age
Chen, Li-Hsing	President, Chairman and Director	67
ChenTseng, Chih-Ying	Chief Executive Officer	56
Lin, Mu Chen	Chief Financial Officer	35
Yu, Chien-Yang	Vice President and Director	45
Chen, Kuan-Yu	Secretary and Director	38
Kwong, Edwin	Director	54
Wu, Tsung Lun	Director	30
Chang, Kai	Director	40
Yueh, Jung-Lin	Director	64
Lai, Chia Ling	Director	28

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Chen, Li-Hsing, President, Chairman and Director , Age 67

Chen Li-Hsing has been our President and a director since 2011. Mr. Chen was named Chairman of the Board of Directors in 2013. Mr. Chen has also been the Chief Executive Officer of USA XO Tours Inc., a California-based travel agency, for the past five years. He is also the Chief Executive Officer of TBWTV Inc., a California television station, a position he has held since 2011. Mr. Chen is an experienced executive who we believe brings along the work experience necessary in starting up a business in the travel/leisure industry. Prior to joining USA XO Tours Inc., from 1996-2006, Mr. Chen owned and managed Century International High School, a Vancouver, British Columbia high school geared toward international students desiring to obtain a Canadian diploma and pursue post-secondary education in Canada. During that same time period, Mr. Chen also owned and operated Century College, a Vancouver, British Columbia post-secondary school established in 1996 focused on teaching English as a Second Language to foreign students. Mr. Chen obtained his Ph.D. in Education from Spalding University in Kentucky, a Master's degree in Public Administration from the University of San Francisco in California and a Bachelor's degree in architecture from National Taipei University of Technology in Taiwan. Mr. Chen is the husband of our Chief Executive Officer, Chen Tseng Chih Ying. Mr. Chen resides in Vancouver, British Columbia and California.

Chen, Tseng Chih-Ying, Chief Executive Officer, Age 56

Chen Tseng Chih-Ying has served as our Chief Executive Officer and a director since 2011. She has been the President of XO Tours Canada Ltd., a Canadian travel agency, for the past 15 years. She is an experienced executive who we believe brings along the work experience and knowledge necessary to start up and run a business in the travel and leisure industry. Mrs. Chen obtained a Master's degree in Public Administration from the University of San Francisco in California and received a Bachelor's degree in Chinese Literature from Providence University in Taiwan. Mrs. Chen is the wife of our President, Mr. Chen Li Hsing. Ms. Chen resides in Vancouver, British Columbia and California.

Lin, Mu-Chen, Chief Financial Officer, Age 35

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

Yu, Chien-Yang, Vice President and Director, Age 45

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

Chen, Kuan-Yu, Secretary, Age 38

Chen Kuan-Yu has served as our Secretary since 2011. From 2010 to 2011, Mr. Chen served as an Associate Director with AON Corporation in Hong Kong. From 2008 to 2009, Mr. Chen was a Senior Consultant with LI Far East Limited, a Hong Kong company. From 2007 to 2008, Mr. Chen was a Manager with Deloitte Actuarial and Insurance Solutions in Hong Kong. From 2000 to 2006, Mr. Chen was an Actuary with MetLife, where he was based in New York for four years and in Taiwan for two years. Mr. Chen received his B.A. in Applied Mathematics from Queen's University in Canada in 2000 and was qualified as an actuary by the Society of Actuaries in 2004. Mr. Chen serves on the boards of several private companies and is involved in the management of several private enterprises. Mr. Chen resides in Hong Kong and Taiwan.

Kwong, Edwin, Director, Age 54

Kwong, Edwin is the President, CEO of GUI Corporations dba Mega Productions; HempCon Inc; and American Youth Obesity Research and Prevention Foundation. Mr. Kwong earned his bachelor's degree in mathematics and computer science from the University of California, Los Angeles, and earned his master's degree in computer science from the University of South California in 1986. After working for computer industry for many years, he left the computer industry in 1992 to begin his career as an entrepreneur. We believe his abundant experiences in company managements will be beneficial to us in overseeing our business. Mr. Kwong resides in California.

Wu, Tsung-Lun, Director, Age 30

Wu, Tsung-Lun is an independent financial consultant since 2012. Mr. Wu previously served as a financial analyst for D&J Group from 2010 to 2011. During that time, he managed client relationship for both individual and institutional clients, including several listed companies in Taiwan. Mr. Wu majored in mechanical engineering at the National Taiwan University and is a CFA charterholder. Mr. Wu resides in Taipei.

Chang, Kai , Director, Age 40

Chang, Kai is president of AHI Sound Inc since March 2013. Mr. Chang earned his bachelor's degree in Chinese Literature from the University of California, Irvine. Based on his experience in media planning and production, we believe Mr. Chang's knowledge and industry contacts will be beneficial to the Company. Mr. Chang resides in California.

Lai, Chia Ling , Director, Age 28

Lai, Chia Ling  is a human resources manager at Autarky Services Inc since 2012. Ms. Lai earned her bachelor''s degree in Education at National Taitung University, Taiwan. Based on her experiences in human resources and business administration, we believe Ms. Lai 's business experience and ability will be beneficial to the Company. Ms. Lai resides in Taoyuan, Taiwan.

Term of Office

Our Class I directors are appointed for a two-year term and our Class II directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board of directors. We have adopted a Code of Conduct that applies to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer), which is incorporated herein by reference to Exhibit 8.4 to Form 8-K filed October 9, 2014. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the principal executive officer, principal financial officer and principal accounting officer by posting this information on our Internet site.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

There has been no compensation awarded to, earned by, or paid to any of our executive officers or directors for the period from inception through the date filing this Annual Report on Form 10-K.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through the date filing this Annual Report on Form 10-K.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised for the period from inception through the date filing this Annual Report on Form 10-K.

Long-Term Incentive Plan Awards Table

There were no long-term incentive plan awards made to named executive officers in the last two completed fiscal years under any long-term incentive plan.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors on our board of directors. The board of directors has the authority to fix the compensation of our directors. No amounts have been paid to, or accrued to, directors in such capacity and none of our directors has a compensation agreement or arrangement with the Company. At present Wu, Tsung-Lun;  Lai, Chia Ling;  Kwong, Edwin; Yueh Jung-Lin; and Chang, Kai are considered independent.

Employment Agreements

Currently, we do not have any employment agreements in place with any of our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5 percent of our outstanding shares of common stock as of December 31, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the stockholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name & Address of Beneficial Owners	Number of Shares Beneficial Owned	Percentage
Common	Yu, Chien-Yang(1) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	15,159	0.24%
Common	Chen, Kuan-Yu(2) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	45,545	0.72%
Common	Lin, Mu-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	1,200	0.01%
Common	Chen Tseng, Chih-Ying 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	78,213	1.23%
Common	Chen,Li-Hsing 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	7,690	0.12%
Common	Kwong, Edwin 1535 Ruby Ct, Diamond Bar, CA 91765	-	-
Common	Wu, Tsung-Lun Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Chang, Kai Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Lai, Chia Ling Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	1,200	0.01%
Common	Yueh,Jung-Lin Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Chiang, Yu-Chang(3) 1, No. 1 93, Yangguan Street Neihu District, Taipei City 114, Taiwan (R.O.C.)	286,233	4.51%
Common	Da Chuang Business Management Consultant Co. Ltd(4) 3F., No.132, Gongyi Rd., West Dist., Taichung City 403, Taiwan (R.O.C.)	1,283,794	20.24%
Common	DENG DONG LTD. 1st Floor, Dekk House, Zippora Street, Providence Industrial Estate, Mahe, Republic of Seychelles	-	-
Common	Green Forest Management Consulting Inc. Office B302D, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	1,815,415	28.62%

(1)	(i) 15,159 shares of common stock beneficially owned by Songhai Mgt. Consulting Co. Ltd., a Taiwan(R.O.C.) limited company, over which Mr. Yu exercises voting and investment control;

(2)	45,545 shares of common stock beneficially owned by Allegro Equity Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen's wife, exercises voting and investment controal.

(3)

(i) Chiang Yu-Chang is chairman of our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company.(ii) Consists of 1,200 shares of common stock beneficially owned by Chiang Yu-Chang (iii) 260,000 shares of common stock beneficially owned by Big Head Fish Ltd., a Seychelles limited company, over which Mr. Chiang exercises voting and investment control. (iv) 25,033 shares of common stock beneficially owned by Yamiyo Limited, a Seychelles limited company, over which Mr. Chiang exercises voting and investment control.

(4)

Da Chuang Business Management Consultant Co., Ltd., a Taiwan (R.O.C.) corporation, is 7.64 percent owned by Chen, Kuan-Yu; 14.82 percent owned by Yu, Chien-Yang; 1.45 percent owned by Chiang Yu-Chang; 0.34 percent owned by Wu, Tsung Lun; and 0.06 percent owned by Lai, Chia-Ling. Mr. Chen exercises voting and investment control.

(5)	Based on 4,527,858 shares of common stock outstanding as of March 27, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

SALE of 29,332.7000 SQUARE METERS OF LAND LOCATED IN THE XINHUA SECTION OF XINPI TOWNSHIP, PINGTUN COUNTY, TAIWAN (R.O.C.)

On December 4, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation, sold to Mr. Yu, Chien-Yang, our vice president and director, 29,332.7000 square meters of undeveloped land in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan (R.O.C.) (the "Land-2") by entering into a land selling agreement. The transaction and all pertinent contracts in the transaction is disclosed in this Annual Report on Form 10-K. Mr. Yu, Chien-Yang purchased the Land for TWD$53,238,851 (US$1,815,415) (the "Purchase Price"). Mr. Yu, Chien Yang shall pay the Purchase Price to Green Forest by transferring to Green Forest the 1,815,415 shares of common stock in San Lotus Holding Inc., par value US$1.

As a result of this transaction, Green Forest’s beneficial ownership in San Lotus Holding Inc. shall become from 0% to 28.62%. Mr. Yu, Chien-Yang’s beneficial ownership in San Lotus Holding Inc. shall become from 17.40% to 0.24%. Mr. Chen, Kuan-Yu’s beneficial ownership in San Lotus Holding Inc. shall become from 12.17% to 0.72%.

Cancelled Transaction between Green Forest Management Consulting Inc. and Lo, Fun-Ming dated March 13, 2014

On March 13, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased from Lo, Fun-Ming (the ""Land Seller") 316, 906.9921 square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the "Land-4"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on March 14, 2014.

However, because the entire title to Land-4 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-4. This cancellation is incorporated herein by reference to the Form 8-K filed on March 11, 2015.

Cancelled Transaction among Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc. dated August 11, 2014

On August 11, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased from Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc. ( the "Land Sellers") 1,124,935 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 160,779 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 1,285,713.89 square meters (the "Land-5"). The transaction and all pertinent contracts in the transaction are incorporated  herein by reference to the Form 8-K filed on August 13, 2014.

However, because the entire title to Land-4 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-5. This cancellation is incorporated  herein by reference to to the Form 8-K filed on March 11, 2015.

Cancelled Transaction between Green Forest Management Consulting Inc. and Chen, Kuan-Yu dated on August 11, 2014

On August 11, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased from Chen, Kuan-Yu ( the "Land Seller") to acquire 453,294.86 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 10,120 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 463,414.86 square meters (the "Land-6"). The transaction and all pertinent contracts in the transaction are incorporated  herein by reference to the Form 8-K filed on August 13, 2014.

However, because the entire title to Land-6 has not been transferred to Green Forest by the end of 2014, Green Forest cancelled the land purchase transaction to acquire Land-5. This cancellation is incorporated  herein by reference to the Form 8-K filed on March 11, 2015.

Director Independence

At present Wu, Tsung-Lun;  Lai, Chia Ling;  Kwong, Edwin; Yueh, Jung-Lin; and Chang, Kai are considered independent.

1.       Our Audit Committee consisted of following Independent Directors:

     Wu, Tsung Lun;

     Kwong, Edwin; and

     Lai, Chia Ling

2.        Nomination Committee consisted of following Independent Directors:

     Yueh, Jung Lin;

     Kwong, Edwin; and

     Chang, Kai

3.       Compensation Committee consisted of following Independent Directors:

     Wu, Tsung Lun;

     Kwong, Edwin; and

     Chang, Kai

The detail regarding our committees of the board of directors is  incorporated  herein by reference to the Form 8-K filed on October 8, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company's annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$ 5,000	$0	$0	$0
2012	$16,000	$0	$0	$0
2013	$50,300	$0	$0	$0
2014	$ 20,000	$0	$0	$0

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

(a)	Documents filed as part of this report:
Reports of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014; 2013; 2012; and period from June 21, 2011 through December 31, 2014

Consolidated Statements of Changes in Shareholders Equity for the period from June 21, 2011 through December 31, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2014; 2013; 2012, and period from June 21, 2011 through December 31, 2014

Notes to Consolidated Financial Statements ended December 31, 2014

(b)	Exhibits:
3.1	Articles of Incorporation of San Lotus Holding Inc., effective June 21, 2011, (incorporated herein by reference to Exhibit 3.1 to Form S-1(File No. 333-176694) filed September 6, 2011).

3.2	Certificate of Amendment to Articles of Incorporation of San Lotus Holding Inc., dated May 15, 2012, (incorporated herein by reference to Form S-1 (File No. 333-176694) filed June 29, 2012).

3.3	By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 (File No. 333-176694) filed September 6, 2011).

3.4	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.5	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 5.3 to Form 8-K filed October 8, 2014).

4.1	Form of Subscription Agreement of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-1 (File No. 333-176694) filed June 29, 2012).

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

10.11

Letter from Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.), approving San Lotus Holding Inc. 's Investment In Green Forest Management Consulting Inc., a Taiwan corporation, dated May 21, 2012, (incorporated herein by reference to Exhibit 10.3 to Form S-1 (File No. 333-176694) filed June 29, 2012).

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

10.21

Stock Purchase Agreement, dated as of September 17, 2013, by and among Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang, and Da Chuang Business Management Consulting C., Ltd(incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2013).

10.22

Agreement of Assignment, Assumption and Release, dated as of September 17, 2013 by and among San Lotus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting C., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2013).

10.23

Cancellation of Promissory Note, dated as of September 17, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2013).

10.24

Regulation S Stock Purchase Agreement, dated of September 17, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2013).

10.25

Land Purchase Agreement, dated October 29, 2013, by and among Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 4, 2013).

10.26

Agreement of Assignment, Assumption and Release, dated as of October 29, 2013, by and among San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 4, 2013).

10.27

Cancellation of Promissory Note, dated as of October 29, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd.(incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 4, 2013).

10.28

Regulation S Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed November 4, 2013).

10.29

Regulation D Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed November 4, 2013).

10.30

Regulation D Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and Megan J. Penick. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed November 4, 2013).

10.31	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed November 4, 2013).

10.32	Land Purchase Agreement, dated December 27, 2013, by and among Green Forest Consulting Inc and Yu, Chien-yang (incorporated herein by reerence to Exhibit 10.1 to Form 8-K filed December 30, 2013)

10.33

Agreement of Assignment, Assumption and Release, dated as of December 27, 2013, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and  Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed December 30, 2013).

10.34

Cancellation of Promissory Note, dated as of December 27, 2013, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed December 30, 2013).

10.35

Regulation S Stock Purchase Agreement, dated as of December 27, 2013, between San  Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed December 30, 2013).

10.36

Regulation D Stock Purchase Agreement, dated as of December 27, 2013, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed December 30, 2013).

10.37	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed December 30, 2013).

10.38	Land Purchase Agreement, dated March 13, 2014, by and among Green Forest Management Consulting Inc. and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 13, 2014)

10.39

Agreement of Assignment, Assumption and Release, dated as of March 13, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 13, 2014).

10.40

Cancellation of Promissory Note, dated as of March 13, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed March 13, 2014).

10.41

Regulation S Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed March 13, 2014).

10.42

Regulation D Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed March 13, 2014).

10.43

Land Purchase Agreement, dated August 11, 2014, by and among Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc. (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 13, 2014).

10.44

Agreement of Assignment, Assumption and Release, dated as of August 11, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc.  (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed August 13, 2014).

10.45

Cancellation of Promissory Note, dated as of August 11, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc.  (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed August 13, 2014).

10.46

Regulation S Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.9 to Form 8-K filed August 13, 2014).

10.47

Regulation D Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.11 to Form 8-K filed August 13, 2014).

10.48

Land Purchase Agreement, dated August 11, 2014, by and among Freen Forest Management Consulting Inc. and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed August 13, 2014)

10.49

Agreement of Assignment, Assumption and Release, dated as of August 11, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed August 13, 2014).

10.50

Cancellation of Promissory Note, dated as of August 11, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed August 13, 2014).

10.51

Regulation S Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.10 to Form 8-K filed August 13, 2014).

10.52

Regulation D Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers Named Therein. (incorporated herein by reference to Exhibit 10.12 to Form 8-K filed August 13, 2014).

10.53	Land Selling Agreement, dated as of December 4, 2014, between Green Forest Management Consulting Inc. and Yu, Chien-Yang.
21.1	List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 10.1 to Post Effective Amendment No. 6 to Form S-1 filed July 7, 2014).

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

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

Dated: March 27, 2015.

SAN LOTUS HOLDING INC.

 By: /s/ Chen, Li-Hsing

 Chen, Li-Hsing

 President

By:/s/ Lin, Mu Chen

Lin, Mu Chen

Principal Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen Tseng Chih Ying and Lin Mu Chen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2013 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE
/s/ Chen, Li Hsing	President, Director (Principal Executive Officer)
Chen, Li Hsing
/s/ Lin, Mu Chen
Lin, Mu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Yu, Chien Yang
Yu, Chien Yang	Vice President, Director
/s/ Chen, Tseng Chih Ying
Chen, Tseng Chih Ying	Chief Executive Officer

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Changes in Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Financial Statements	F7-F13

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

San Lotus Holding Inc.

We have audited the accompanying consolidated balance sheets of San Lotus Holding Inc. (the "Company") as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2014 and the results of its operations and its cash flows for the periods then ended, are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $ 940,437 as of December 31, 2014 and has had no revenue since its inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional bank financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KCC & Associates

/s/ KCC & Associates

Los Angeles, California

March 25, 2015

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALABNCE SHEETS

ASSETS	Dec 31, 2014	Dec 31, 2013
Current Assets
Cash in Bank	$ 13,159	$ 54,616
Prepaid and other current assets	211,272	65,024
Total Current Assets	224,431	119,640
Property and equipment, net	3,427,998	3,964,362
Other Assets	4,091	1,823,440
Total Assets	$ 3,656,520	$ 5,637,442

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$ 5,370	11,125
Other payable	220,687	128,376
Total Current Liabilities	226,057	139,501

Stockholders' Equity
Common stock, $1par value, 150,000,000 shares authorized, 83,682,054 and 9,685,948 shares issued, 4,527,858 and 6,343,272 shares were outstanding as of December 31, 2014 and 2013	$ 83,682,054	$ 9,685,948
Additional paid-in capital	110,145,249	3,436,872
Deficit accumulated during the development stage	(940,437)	(759,657)
Treasury Stock	(189,275,446)	(6,755,548)
Accumlated other comprehensive income	(168,278)	(102,733)
Total stockholders' equity	$ 3,443,142	$ 5,504,882
Non-controlling interest	(12,679)	(6,941)
Total Equity	3,430,463	5,497,941

Total Liabilities and Equity	$ 3,656,520	$ 5,637,442

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenue	$ -	-
General and administrative expenses	186,525	290,090
Loss from Operations	(186,525)	(290,090)

Other income (expenses)
Interest income	$ 8	123
Total other income	8	123
Net loss before income taxes	(186,517)	(289,967)
Provision for income taxes	-	-

Net loss	(186,517)	(289,967)
Net loss attributable to noncontrolling interest	(5,737)	(193)
Net loss attributable to San Lotus Holding Inc.	(180,780)	(289,774)

Net Loss Per Share-
Basic and Diluted	(0.08)	(0.20)
Weighted Average Shares Outstanding:
Basic and Diluted	2,235,693	1,456,825

Other comprehensive income, net of tax:
Net loss	$ (186,517)	$ (289,967)
Foreign currency translation adjustment, net of tax	(168,278)	(102,733)
Total comprehensive income (loss)	(354,795)	(392,700)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (349,058)	$ (392,507)

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 1, 2013 THROUGH DECEMBER 31, 2014

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Treasury
	Share	Amount	Capital	Deficit	Income	Interest	Stock	Total
Balance, January 31, 2013	1,457,213	1,457,213	24,000	(469,883)	7,208	(6,748)	-	1,011,790
Issuance of common stock	8,228,735	8,228,735	3,412,872	-	-	-	(6,755,548)	4,886,059
Translation adjustment	-	-	-	-	(109,941)	-	-	(109,941)
Net loss	-	-	-	(289,774)	-	(193)	-	(289,967)
Balance, December 31, 2013	9,685,948	9,685,948	3,436,872	(759,657)	(102,733)	(6,941)	(6,755,548)	5,497,941
Issuance of common stock	73,996,106	73,996,106	106,708,377	-	-	-	-	180,704,483
Treasury Stock	-	-	-	-	-	-	(182,519,898)	(182,519,898)
Translation adjustment	-	-	-	-	(65,545)	-		(65,545)
Net loss	-	-	-	(180,780)	-	(5,738)		(186,518)
Balance, December 31, 2014	83,682,054	83,682,054	110,145,249	(940,437)	(168,278)	(12,679)	(189,275,446)	3,430,463

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2014; 2013

	2014	2013
Cash flows from operating activities
Net loss	$ (186,517)	$ (289,967)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	53,928	50,760
Loss from long-term investments	-	-
Gain from disposal of investments	-	-
Changes in assets and liabilities:
Prepaid and other current assets	(146,248)	45,255
Other Assets	3,934	(8,025)
Accrued expenses	63,405	496
Other payable	23,150	4,673
Net cash used in operating activities	(188,348)	(196,808)
Cash flows from investing activities
Purchase of property and equipment	-	22,237
Net cash used in investing activities	-	22,237
Cash flows from financing activities
Issuance of common stock	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	146,891	(3,549)
Net change in cash	(41,457)	(222,594)
Cash and cash equivalents,
Beginning	54,616	277,210
Ending	$ 13,159	$ 54,616
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ -	$ -

Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$ -	$ 4,886,060
Treasury shares acquired through land sale	$ 1,815,415	$ -
Inssuance of common stock in settlement of note payable	$ -	$ 4,886,060

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

San Lotus Holding Inc., a company in the developmental stage (the "Company" or "San Lotus"), was incorporated on June 21, 2011 in the State of Nevada.The Company is in the initial stages of opening a travel agency in Taiwan through its wholly owned subsidiary, Green Forest Management Consulting Inc., a Taiwan company.The Company has not conducted business operations nor had revenues from operations since its inception. The Company's business plan is to design andmarket global travel packages and affinity travel excursions throughout the world, and develop a global travel and leisure agency business. The Company's year-end is December 31.

Basis of Consolidation

The consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern

These financial statements were prepared on the basis of accounting principles applicable to a going concern, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had an accumulated deficit of $940,437as of December 31, 2014, and it had no revenue from operations since its inception. The Company faces all the risks common to companies at the development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Building	40 years
Vehicles	5 years
Equipments	3~5 years

As of December 31, 2013, the Company's property and equipment consisted of the following:

Building	$346,256
Land	3,026,887
Vehicles	86,493
Equipments	56,042
3,515,678
Accumulated depreciation	(87,680)
Property and equipment - net	$3,427,998

Depreciation expenses were $53,928for the year ended December 31, 2014.

Stock Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2013.

Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2014, the Company did not have any common equivalent shares.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

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

Foreign-currency Transactions

oreign-currency transactions are recorded in New Taiwan dollars ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity.

Translation Adjustment

The Company financial statements are presented in the U.S. dollar ($), which is the Company's reporting currency, while its functional currency is the New Taiwan dollar ("NTD"). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangiblesoodwill and Other (Topic 350): Testing Goodwill for Impairment," which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of December 31, 2014, there were no deferred tax assets or liabilities.

NOTE 3 - RELATED PARTY TRANSACTIONS

In December 2014, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land sale agreement with Yu Chien-Yang, our vice president to sale 29,332.7000 square meters of land located in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan. Green Forest sell the Land for TWD$53,238,851 (US$1,815,414.60) and Mr. Yu transferred his 1,815,415 shares of common stock in San Lotus Holding Inc. to the Company. The shares were retired as treasury stock.

The entire title to Landin Miaoli County, Taiwan has not been transferred to Green Forest by the end of 2014, thus Green Forest cancelled the December 2013, March 2014 and August 2014 land purchase transactions in accordance with terms of the sales agreement whereby the Company is not obligated to pay any termination costs.The shares issued in connection with these cancelled deals were retired as treasury stock.

NOTE 4 - COMMON STOCK

On September 17, 2013, the Company issued 30,706,452 shares of common stock to noteholders at a price of $0.1 per share for an aggregate amount of $3,070,645.

On October 29, 2013, the Company issued 18,154,146 shares of common stock to noteholders at a price of $0.1per share for an aggregate amount of $1,815,415.

On December 27, 2013, the Company issued 33,426,757 shares of common stock to a noteholder at a price of $0.2021 per share for an aggregate amount of $6,755,547.

On March 13, 2014, the Company issued 139,364,582 shares of common stock to a noteholder at a price of $0.2021 per share for an aggregate amount of $28,165,582.

On August 11, 2014, the Company issued 397,935,544 shares of common stock to a noteholder at a price of $0.2804 per share for an aggregate amount of $111,581,127.

On August 11, 2014, the Company issued 202,660,931 shares of common stock to a noteholder at a price of $0.2021 per share for an aggregate amount of $40,957,774.

NOTE 5 - SUBSEQUENT EVENTS

On March 9, 2015 , The Company's wholly-owned subsidiary, Green Forest, a Taiwanese corporation, has terminated the land purchase agreement dated December 27, 2013, March 13, 2014 and August 11, 2014 because the Land Seller has not conveyed to Green Forest the entire titles to the Land. Concurrently with the termination of the land purchase agreement, we have discharged all our obligations we assumed from the promissory note, and the Shares issued under the stock purchase agreements shall be cancelled from the record in our transfer agent, Computershare Inc. and Computershare Trust Company, N.A.