Form 10-Q
period 2015-05-18
San Lotus Holding Inc
filed 2015-05-19
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, 4,527,858 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended March 31, 2015

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	March 31,2015 (Unaudited)	December 31,2014
ASSETS
Current Assets
Cash and cash equivalents	$46,802	$13,159
Prepaid and other current assets	197,653	211,272
Total Current Assets	244,455	224,431
Property and equipment, net	6,606,376	3,427,998
Goodwill	948,628	-
Investments	446,500	-
Long-term other receivable	27,658,502	-
Other assets	12,208	4,091
Total Assets	$35,916,669	$3,656,520

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$2,976	$5,370
Other payable	6,436,179	220,687
Total Current Liabilities	6,439,155	226,057
Long-term other payable	29,102,634	-
Total Liabilities	35,541,789	226,057
Stockholders' Equity
Common stock, $1par value; 1,500,000,000 shares authorized,
83,682,054 and 23,622,407 shares issued,
at March 31, 2015 and December 31, 2014	83,682,054	83,682,054
Additional paid-in capital	110,145,249	110,145,249
In treasury 79,154,196 and 19,094,549 shares	(189,275,446)	(189,275,446)
Outstanding 4,527,858 and 4,527,858 shares	4,551,857	4,551,857
Less: Subscription receivable	(2,960,086)	-
Deficit accumulated during the development stage	(985,758)	(940,437)
Accumulated other comprehensive loss	(218,454)	(168,278)
Total stockholders' equity	387,559	3,443,142
Noncontrolling interest	(12,679)	(12,679)
Total Equity	374,880	3,430,463
Total Liabilities and Equity	$35,916,669	$3,656,520

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended March 31,
	2015	2014
Revenue	$-	$-
General and administrative expenses	45,321	47,316
Loss from operations	(45,321)	(47,316)
Other income (expenses)
Interest income	-	-
Total other income, net	-	-

Loss before provision for income taxes	(45,321)	(47,316)
Provision for income taxes	-	-
Net loss	(45,321)	(47,316)
Add: Net loss attributable to noncontrolling interest	-	-
Net loss attributable to San Lotus Holding Inc.	(45,321)	(47,316)
Other comprehensive loss, net of tax
Consolidated net loss	(45,321)	(47,316)
Foreign currency translation adjustment, net of tax	(218,454)	(73,143)
Comprehensive loss	(263,775)	(120,459)
Add: Comprehensive loss attributable to the noncontrolling interest	-	-
Comprehensive loss attributable to San Lotus Holding Inc.	$(263,775)	$(120,459)

Net Loss Per Share:
Basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding
Basic and diluted	4,527,558	4,527,558

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(45,321)	$(47,316)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	7,460	13,485
Changes in operating assets and liabilities:
Prepaid and other current assets	(23,593)	1,100,217
Other Assets	-	147
Accrued expenses	-	10,643
Other payable	-	36,007
Net cash provided by (used in) operating activities	(61,454)	1,113,183
Cash Flows from Investing Activities
Acquisition of Mao Ren, net of cash acquired	36,806	-
Net cash used in investing activities	36,806	-
Effect of exchange rate changes on cash and cash equivalents	58,354	(2,916)
Net increase (decrease) in cash and cash equivalents	33,706	(44,919)
Cash and cash equivalents, beginning of the period	13,096	111,821
Cash and cash equivalents, ending of the period	$46,802	$66,902

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$6,195,484	$3,070,645
Issuance of common stock in settlement of note payable	$-	$3,070,645

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's 2014 annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

The Company's year-end is December 31.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority-owned subsidiaries and its 50% owned subsidiary, A Peace World Holding Inc (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $985,758 as of March 31, 2015, and it has had no revenue from operations since its inception.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Building	40 years
Vehicles	5 years
Equipments	3~5 years

As of December 31, 2015, the Company's property and equipment consisted of the following:

Building	$346,256
Land	6,212,259
Vehicles	86,789
Equipments	56,608
6,701,912
Accumulated depreciation	(95,536)
Property and equipment - net	$6,606,376

Depreciation expenses were $7,460 for the three months ended March 31, 2015.

Stock Based Compensation

The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-ased payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock- based compensation issued and outstanding at March 31, 2015.

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months period ended March 31, 2015, the Company did not have any common equivalent shares.

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

Translation Adjustment

The Company's financial statements are presented in the U.S. dollar ($), which is the Company's reporting currency, while its functional currency is New Taiwan Dollar (NTD). Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders' equity as part of accumulated other comprehensive income. The exchange rates used for financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

March 31, 2015		Average Rate for the period		Exchange Rate at period end
New Taiwan Dollar	NTD	31.593	NTD	31.401
United States dollar ($)		$1.000		$1

December 31, 2014		Average Rate for the period		Exchange Rate at period end
New Taiwan Dollar	NTD	30.680	NTD	31.7180
United States dollar ($)		$1.000		$1.000

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company's consolidated financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of  March 31, 2015, there were no deferred tax assets or liabilities.

NOTE 3- RELATED PARTY TRANSACTIONS

In December 2014, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land sale agreement with Yu Chien-Yang, our vice president to sell him 29,332.7000 square meters of land located in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan. Green Forest sold the Land for NTD$53,238,851 (US$1,815,414.60) and Mr. Yu transferred his 1,815,415 shares of common stock in San Lotus Holding Inc. to the Company. The shares were retired as treasury stock.

As the titles to Land in Miaoli County, Taiwan have not been transferred to Green Forest by the end of 2014 as stipulated in sales agreement, Green Forest cancelled the December 2013, March 2014 and August 2014 land purchase transactions in accordance with terms of the sales agreement whereby the Company is not obligated to pay any termination costs. The shares issued in connection with these cancelled deals were retired as treasury stock.

On March 31, 2015, our wholly-owned subsidiary, Green Forest, a Taiwanese  corporation, entered into a land purchase agreement with Yu, Chien-Yang , our vice president to acquire 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan, all of which is 76,435 square meters for NTD$192,060,000  (US$6,195,484). The Purchase Price was paid for through Green Forest's issuance of a promissory note payable to the Seller. On the same date, the Company entered into a stock purchase agreement for the issuance of 6,195,484 shares of its common stock, par value $1 per share, at a purchase price of $1 per share, to the seller and their designees pursuant to stock purchase agreement. The land was recorded at NT$99,110,334 (US$3,235,398) at historical cost and reported the subscription receivable for additional issuance of shares.

NOTE 4- COMMON STOCK

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

On March 9, 2015, The Company  wholly-owned subsidiary, Green Forest, a Taiwanese corporation, has terminated the land purchase agreement dated  December 27, 2013, March 13, 2014 and August 11, 2014 because the Land Seller has not conveyed to Green Forest the entire titles to the Land. Concurrently with the termination of the land purchase agreement, we have discharged all our obligations we assumed from the promissory note, and the Shares issued under the stock purchase agreements shall be cancelled from the record in our transfer agent, Computershare Inc. and Computershare Trust Company, N.A.

NOTE 5 ACQUISITION

On March 31, 2015 (the acquisition date), Green Forest Management Consulting Inc. ("Green Forest"), our wholly-owned subsidiary, entered into and closed on a stock purchase agreement (the "Stock Purchase Agreement") with Chiu, Pao-Chi, Chiun Jing Inc., Haug Inc., Jiu Bang Inc., and Wan Fu Inc., (together, the "Mao Ren Sellers") for the acquisition of Mao Ren International Inc., a Taiwan (R.O.C.) company ("Mao Ren"). Green Forest acquired all of the issued and outstanding common stock of Mao Ren from the Mao Ren Sellers in exchange for $1.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Mao Ren
Cash	$ 36,806
Prepaid expenses and other current assets	12,214
Long term receivable	27,658,502
Investments	446,500
Total identifiable assets acquired	28,154,022
Current liabilities	15
Long term payable	29,102,634
Total liabilities assumed	29,102,649
Goodwill	948,628
Total consideration	$ 1

Pro Forma Financial Information

The following table presents pro forma results of the Company, as though Mao Ren had been acquired as of January 1, 2014 (the beginning of the comparable prior annual reporting period). These pro forma results do not necessarily represent what would have occurred if the Mao Ren transaction had taken place on January 1, 2014, nor do they represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and Mao Ren prior to each of their acquisitions, with adjustments directly attributable to the acquisition. The pro forma results include increases to operating expense assuming Mao Ren was part of the Company in the amount of $14,590 and $155,008 for the three months ended March 31, 2015 and 2014, respectively.

	Three months ended March 31,
	2015	2014
Operating expenses	$59,911	$202,324
Net loss attributable to San Lotus Holding Inc	$59,911	$202,324
Basic and diluted net loss per share	$0.01	$0.04

NOTE 6 RESTATEMENT

The Company has restated income statement and cash flow statement related to the transaction conducted between Green Forest and land sellers respectively on December 27, 2013 and March 14, 2014. Green Forest and each land seller in these transactions have mutually agreed to cancel these transactions because the entire title of the land purchased in these transactions is unable to be transferred to Green Forest by the end of 2014. The land purchase under prepaid had been removed and the shares were cancelled and recorded as treasury stock. As a resut, the outstanding shares decreased to 4,527,558 shares from 277,867,131 shares and EPS decreased to $(0.01) from $(0.00) on March 31, 2014.

******

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.      Start-up Cost

A.        Capital requirements - estimated $100,000 upon application license - end of 2015

B.        Statutory reserve - estimated $20,000 upon approval of license - end of 2015

C.         Fees - estimated $1,000 upon application for license - end of 2015

D.        Rent deposit - estimated $2,000 upon rental of office - end of 2015

E.         Equipment, etc. - estimated $5,000 - end of 2015

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

B.        Office rent-Green Forest-$2,000 per month-starting in September 2013

C.         Office rent-Da Ren-$1,333 per month -starting in September 2013

D.        Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.         Utilities, etc. - $500 per month- starting in September 2013

F.         Advertising - estimated $5,000 for initial television advertising development - end of 2015

G.        Condominium expenses -$900 per month-starting in September 2013

H.        Automobile-related expenses $1,500- September 2013

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
	Three Months Ended March 31,
	2015	2014
Revenue	$ -	$ -
General and administrative expenses	45,321	47,316
Loss from operations	(45,321)	(47,316)
Other income (expenses)
Interest income	-	-
Total other income, net	-	-

Loss before provision for income taxes	(45,321)	(47,316)
Provision for income taxes	-	-
Net loss	(45,321)	(47,316)
Add: Net loss attributable to noncontrolling interest	-	-
Net loss attributable to San Lotus Holding Inc.	(45,321)	(47,316)
Other comprehensive loss, net of tax
Consolidated net loss	(45,321)	(47,316)
Foreign currency translation adjustment, net of tax	(218,454)	(73,143)
Comprehensive loss	(263,775)	(120,459)
Add: Comprehensive loss attributable to the noncontrolling interest	-	-
Comprehensive loss attributable to San Lotus Holding Inc.	$ (263,775)	$ (120,459)

Net Loss Per Share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted-average shares outstanding
Basic and diluted	4,527,558	4,527,558

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues.  We did not generate any revenue for the three months ended March 31, 2015 and 2014. We have not generated any revenue since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $45,321 and $47,316 during the three months ended March 31, 2015 and 2014, respectively. The decrease was attributable to lower office rent ,salaries and depreciation expense, partially offset by the increase in professional fees for the three months ended March 31, 2015.

Income (loss) from operations.   Loss from operations is ($45,321) and (47,316)for the three months ended March 31, 2015 and 2014.  This decrease was mainly for lower development costs expended in implementing our business plan for the three-month periods ended March 31, 2015 as compared to the same period in 2014

Other Income (expenses).  Other income was $0 for the three months ended March 31, 2015 and 2014.

Net Loss Before Income Taxes.  Loss before income taxes is ($45,321) for the three months ended March 31, 2015, and Loss before income taxes for the same period in 2014 is ($47,316).  This decrease was mainly for a decrease in operating expense during the development stage.

Provision for Income Taxes.  We have not generated income and thus have no income tax liabilities for the three months ended March 31, 2015and 2014.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately ($45,321) for the three months ended March 31, 2015 as compared to the net loss of approximately ($47,316) for the three months ended March 31, 2014, representing a decrease of approximately $1,995. This decrease was primarily for less development costs; less office rental expenses; and lower payroll expenses, partially offset by the increase in professional fees for the three months ended March 31, 2015 as compared with the same period in 2014.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended March 31, 2015and 2014 is ($0) and ($0).

Liquidity and Capital Resources

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest, Da Ren and Mao Ren to require approximately $130,000to carry out planned operations for the next 12 months. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding through the private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital.

As of March 31, 2015, we had $1,498cash in the bank, $2,853 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.,$2,715 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. and $36,806 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc.Thus, San Lotus and Da Ren will not have enough funds to support themselves for remaining months, and Green Forest are already almost out of funds, We will likely to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]	-	-	-	-	-
[Capital Lease Obligations]	-	-	-	-	-
[Operating Lease Obligations]	$27,896	$27,896	-	-	-
[Purchase Obligations]	-	-	-	-	-
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	-	-	-	-	-
Total	$27,896	$27,896	-	-	-

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

None

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

SAN LOTUS HOLDING INC.

Date: May 12, 2015	By:	/s/ Chen, Li-Hsng
Chen, Li-Hsng President

Date: May 12, 2015	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer