Form 10-K/A
San Lotus Holding Inc
filed 2015-07-02
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was $41,288,402. All executive officers of the registrant have been deemed "affiliates" solely for the purpose of this calculation.

Number of shares of Common Stock outstanding as of March 27, 2015: 4,527,858

EXPLANATORY NOTE

The sole purpose of this Amendment to the annual report on Form 10-K (the "Form 10-K/A") of San Lotus Holding Inc. ("the Company") is to restate the Company's financial statements and related notes as well as the corresponding interactive data. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

As a result of this transaction, Green Forest's beneficial ownership in San Lotus Holding Inc. shall become from 0% to 28.62%. Mr. Yu, Chien-Yang's beneficial ownership in San Lotus Holding Inc. shall become from 17.40% to 0.24%. Mr. Chen, Kuan-Yu's beneficial ownership in San Lotus Holding Inc. shall become from 12.17% to 0.72%.

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

By:/s/ Lin, Mu Chen

Lin, Mu Chen

Principal Financial Officer

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

San Lotus Holding Inc.

We have audited the accompanying consolidated balance sheets of San Lotus Holding Inc. (the "Company") as of December 31, 2013 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

KCC & Associates

/s/ KCC & Associates

Los Angeles, California

March 25, 2015

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 1, 2013 THROUGH DECEMBER 31, 2014

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Treasury
	Share	Amount	Capital	Deficit	Income	Interest	Stock	Total
Balance, January 31, 2013	1,457,213	1,457,213	24,000	(469,883)	7,208	(6,748)	-	1,011,790
Issuance of common stock	8,228,735	8,228,735	3,412,872	-	-	-	(8,570,963)	3,070,644
Translation adjustment	-	-	-	-	(109,941)	-	-	(109,941)
Net loss	-	-	-	(289,774)	-	(193)	-	(289,967)
Balance, December 31, 2013	9,685,948	9,685,948	3,436,872	(759,657)	(102,733)	(6,941)	(8,570,963)	3,682,526
Issuance of common stock	73,996,106	73,996,106	106,708,377	-	-	-	-	180,704,483
Treasury Stock	-	-	-	-	-	-	(180,704,483)	(180,704,483)
Translation adjustment	-	-	-	-	(65,545)	-		(65,545)
Net loss	-	-	-	(180,780)	-	(5,738)		(186,518)
Balance, December 31, 2014	83,682,054	83,682,054	110,145,249	(940,437)	(168,278)	(12,679)	(189,275,446)	3,430,463

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