Form 10-K/A
period 2014-12-31
San Lotus Holding Inc
filed 2015-07-07
CIK 1528749

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

Annual Report on Form 10K

For the Fiscal Year ended December 31, 2014

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those assumptions are based. These forward-looking statements are generally identified by words such as "believes," "project," "expect," "anticipate," "estimates," "intends," "plan," "may," "will continue," and similar expressions. Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, regulatory changes, availability of capital, interest rates, competition and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. References in this Annual Report on Form 10-K to "we," "us," "our," "San Lotus" and the "Company" are to San Lotus Holding Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.	Start-up Cost

	A.	Capital requirements − estimated $100,000 upon application license − in or after 2014

B. Statutory reserve -estimated $20,000 upon approval of license − in or after 2014
C. Fees −estimated $1,000 upon application for license − in or after 2014
D. Rent deposit −estimated $2,000 upon rental of office − in or after 2014
E. Equipment, etc. −estimated $5,000 − in or after 2014
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
F. Advertising - estimated $5,000 for initial television advertising development − in or after 2014
G. Condominium expenses -$900 per month-starting in September 2013
H. Automobile-related expenses −$1,500- September 2013
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

Competition

We will be operating in two sectors −  in the area of destination real estate development and travel agencies. These two sectors will complement each other as, over the long term, the travel agencies will be able to refer clients and visitors to our destination real estate sites. We will face competition from many individuals and companies that also market travel locations and products. As concerns travel destinations, we desire to utilize scenic properties that will allow for outdoor activities. Thus we must create locations that provide both activities of interest and provide convenience and amenities, while allowing visitors to enjoy the natural beauty of the area around them.

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

In Taiwan, there are four types of travel agencies:

1.      Mega Agencies

A.        Lion Travel

B.        Cola Tour

C.        EZ Travel

2.      Intermediate-Small −  locally or regionally owned agencies

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

Because our officers and directors together hold 36.61 percent of our common stock, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. They may also be able to determine their compensation.

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

RE-SALE of 29,332.7000 SQUARE METERS OF LAND LOCATED IN THE XINHUA SECTION OF XINPI TOWNSHIP, PINGTUN COUNTY, TAIWAN (R.O.C.)

The 29,332.7000  square meters of undeveloped land in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan (R.O.C.) (the "Land-2") owned by our subsidiary, Green Forest Management Consulting Inc. ("Green Forest") has been sold out on December 4, 2014. The transaction and all pertinent contracts in the transaction are disclosed in this Annual Report on Form 10-K.

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

ITEM 6.               SELECTED FINANCIAL DATA

	2014	2013
Revenue	$ -	$ -
General and administrative expenses	186,525	290,090
Loss from Operations	(186,525)	(290,090)

Other income (expenses)
Interest income	$ 8	$ 123
Total other income	8	123
Net loss before income taxes	(186,517)	(289,967)
Provision for income taxes	-	-

Net loss	(186,517)	(289,967)
Net loss attributable to noncontrolling interest	(5,737)	(193)
Net loss attributable to San Lotus Holding Inc.	(180,780)	(289,774)

Net Loss Per Share-
Basic and Diluted	(0.08)	(0.20)
Weighted Average Shares Outstanding:
Basic and Diluted	2,235,693	1,456,825

Other comprehensive income, net of tax:
Net loss	$ (186,517)	$ (289,967)
Foreign currency translation adjustment, net of tax	(168,278)	(102,733)
Total comprehensive income (loss)	(354,795)	(392,700)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (349,058)	$ (392,507)

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of San Lotus Holding Inc. ("San Lotus" or the "Company") should be read in conjunction with our financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to "us, " "we, " "our" and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Words such as "anticipate," "estimate," "plan," "continuing," "ongoing," "expect," "believe " "intend," "may," "will, " "should," "could" and similar expressions are used to identify forward-looking statements.

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

Lai, Chia Ling , Director, Age 28

Lai, Chia Ling  is a human resources manager at Autarky Services Inc since 2012. Ms. Lai earned her bachelor's degree in Education at National Taitung University, Taiwan. Based on her experiences in human resources and business administration, we believe Ms. Lai's business experience and ability will be beneficial to the Company. Ms. Lai resides in Taoyuan, Taiwan.

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

Title of Class	Name & Address of Beneficial Owners	Number of Shares Beneficial Owned	Percentage
Common	Yu, Chien-Yang(1) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	15,159	0.24%
Common	Chen, Kuan-Yu(2) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	45,545	0.72%
Common	Lin, Mu-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	1,200	0.01%
Common	Chen Tseng, Chih-Ying 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	78,213	1.23%
Common	Chen,Li-Hsing 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	7,690	0.12%
Common	Kwong, Edwin 1535 Ruby Ct, Diamond Bar, CA 91765	-	-
Common	Wu, Tsung-Lun Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Chang, Kai Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Lai, Chia Ling Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	1,200	0.01%
Common	Yueh,Jung-Lin Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	-	-
Common	Chiang, Yu-Chang(3) 1, No. 1 93, Yangguan Street Neihu District, Taipei City 114, Taiwan (R.O.C.)	286,233	4.51%
Common	Da Chuang Business Management Consultant Co. Ltd(4) 3F., No.132, Gongyi Rd., West Dist., Taichung City 403, Taiwan (R.O.C.)	1,283,794	20.24%
Common	DENG DONG LTD. 1st Floor, Dekk House, Zippora Street, Providence Industrial Estate, Mahe, Republic of Seychelles	-	-
Common	Green Forest Management Consulting Inc. Office B302D, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	1,815,415	28.62%

(1)	(i) 15,159 shares of common stock beneficially owned by Songhai Mgt. Consulting Co. Ltd., a Taiwan(R.O.C.) limited company, over which Mr. Yu exercises voting and investment control;
(2)	45,545 shares of common stock beneficially owned by Allegro Equity Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen's wife, exercises voting and investment controal.

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

Cancelled Transaction between Green Forest Management Consulting Inc. and Lo, Fun-Ming dated March 13, 2014

On March 13, 2014, our subsidiary, Green Forest Management Consulting Inc. ("Green Forest"), a Taiwan corporation,  purchased from Lo, Fun-Ming (the "Land Seller") 316, 906.9921 square meters of undeveloped land in Zaoqiao Township and Touwu Township, Miaoli County, Taiwan (R.O.C.) (the "Land-4"). The transaction and all pertinent contracts in the transaction are incorporated herein by reference to the Form 8-K filed on March 14, 2014.

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

     Yueh, Jung Lin;

     Kwong, Edwin; and

     Chang, Kai

3.       Compensation Committee consisted of following Independent Directors:

     Wu, Tsung Lun;

     Kwong, Edwin; and

     Chang, Kai

The detail regarding our committees of the board of directors was disclosed in our current report on Form 8-K filed on October 8, 2014.

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

10.53

Land Selling Agreement, dated as of December 4, 2014, between Green Forest Management Consulting Inc. and Yu, Chien-Yang. (incorporated herein by reference to Exhibit 10.53 to Form 10-K filed March 30, 2015)

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

Dated: June 22, 2015.

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

SIGNATURE	TITLE
/s/ Chen, Li Hsing	President, Director (Principal Executive Officer)
Chen, Li Hsing
/s/ Lin, Mu Chen
Lin, Mu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Yu, Chien Yang
Yu, Chien Yang	Vice President, Director
/s/ Chen, Tseng Chih Ying
Chen, Tseng Chih Ying	Chief Executive Officer

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Changes in Shareholders' Equity	F5

Consolidated Statements of Cash Flows	F6

Notes to Financial Statements	F7-F10

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

KCC & Associates

/s/ KCC & Associates

Los Angeles, California

March 25, 2015

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALABNCE SHEETS

ASSETS	Dec 31, 2014	Dec 31, 2013
Current Assets
Cash in Bank	$ 13,159	$ 54,616
Prepaid and other current assets	211,272	65,024
Total Current Assets	224,431	119,640
Fixed assets- net	3,427,998	3,694,362
Other Assets	4,091	8,025
Total Assets	$ 3,656,520	$ 3,822,027

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$ 5,370	$ 11,125
Other payable	220,687	128,376
Total Current Liabilities	226,057	139,501

Stockholders' Equity
Common stock, $1par value, 150,000,000 shares authorized, 83,682,054 and 9,685,948 shares issued, 4,527,858 shares were outstanding as of December 31, 2014 and 2013	$ 83,682,054	$ 9,685,948
Additional paid-in capital	110,145,249	3,436,872
Deficit accumulated during the development stage	(940,437)	(759,657)
Treasury Stock	(189,275,446)	(8,570,963)
Accumlated other comprehensive income	(168,278)	(102,733)
Total stockholders' equity	$ 3,443,142	$ 3,689,467
Non-controlling interest	(12,679)	(6,941)
Total Equity	3,430,463	3,682,526

Total Liabilities and Equity	$ 3,656,520	$ 3,822,027

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenue	$ -	$ -
General and administrative expenses	186,525	290,090
Loss from Operations	(186,525)	(290,090)

Other income (expenses)
Interest income	$ 8	$ 123
Total other income	8	123
Net loss before income taxes	(186,517)	(289,967)
Provision for income taxes	-	-

Net loss	(186,517)	(289,967)
Net loss attributable to noncontrolling interest	(5,737)	(193)
Net loss attributable to San Lotus Holding Inc.	(180,780)	(289,774)

Net Loss Per Share-
Basic and Diluted	(0.08)	(0.20)
Weighted Average Shares Outstanding:
Basic and Diluted	2,235,693	1,456,825

Other comprehensive income, net of tax:
Net loss	$ (186,517)	$ (289,967)
Foreign currency translation adjustment, net of tax	(168,278)	(102,733)
Total comprehensive income (loss)	(354,795)	(392,700)
Comprehensive income (loss) attributable to the noncontrolling interest	(5,737)	(193)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (349,058)	$ (392,507)

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

The Accompanying Notes Are an Integral Part of the Financial Statements

SAN LOTUS HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2014; 2013

	2014	2013
Cash flows from operating activities
Net loss	$ (186,517)	$ (289,967)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	53,928	50,760
Loss from long-term investments	-	-
Gain from disposal of investments	-	-
Changes in assets and liabilities:
Prepaid and other current assets	(146,248)	45,255
Other Assets	3,934	(8,025)
Accrued expenses	63,405	496
Other payable	23,150	4,673
Net cash used in operating activities	(188,348)	(196,808)
Cash flows from investing activities
Purchase of roperty and equipment	-	22,237
Net cash used in investing activities	-	22,237
Cash flows from financing activities
Issuance of common stock	-	-
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	146,891	(3,549)
Net change in cash	(41,457)	(222,594)
Cash and cash equivalents,
Beginning	54,616	277,210
Ending	$ 13,159	$ 54,616
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ -	$ -

Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$ -	$ 3,070,645
Inssure of common stock in settlement of note payable	$ -	$ 3,070,645

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

As of December 31, 2014, the Company's property and equipment consisted of the following:

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, " to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements. In September 2011, the FASB issued ASU 2011-08, "Intangiblesoodwill and Other (Topic 350): Testing Goodwill for Impairment, " which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its consolidated financial statements.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made. As of December 31, 2014, there were no deferred tax assets or liabilities.

NOTE 3- RELATED PARTY TRANSACTIONS

In December 2014, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, agreed with Yu Chien-Yang, our vice president to return him 29,332.7000 square meters of land located in the Xinhua Section of Xinpi Township, Pingtun County, Taiwan and Mr. Yu transferred his 1,815,415 shares of common stock in San Lotus Holding Inc. to the Company. The shares were retired as treasury stock.

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

NOTE 5− SUBSEQUENT EVENTS

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