Form 10-Q
period 2015-06-30
San Lotus Holding Inc
filed 2015-08-06
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 021-165129

SAN LOTUS HOLDING INC.

(Exact name of registrant as specified in its charter)

California	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
9368 VALLEY BLVD, SUITE 202 ROSEMEAD, CA91770
(Address of principal executive office and zip code)

626-800-6861 (phone)
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

As of June 30, 2015, 10,723,343 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended June 30, 2015

CAUTIONARY NOTE ON FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements." Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "predict," "project," "forecast," "potential," "continue, " negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Report.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	30-Jun-15	31-Dec-14
ASSETS
Current Assets
Cash in Bank	$28,102	$13,159
Prepaid and other current assets	28,434	211,272
Total Current Assets	56,536	224,431
Fixed assets- net	6,663,958	3,427,998
Goodwill	958,734	-
Investments	451,257	-
Long-term other receivable	28,133,078	-
Other Assets	5,432	4,091
Total Assets	$36,268,995	$3,656,520
LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses	$111,867	$5,370
Other payable	183,098	220,687
Total Current Liabilities	294,965	226,057
Long-term other payable	29,469,669	-
Total liabilities	29,764,634	226,057
Stockholders' Equity
Common stock, $1par value,150,000,000shares authorized,
89,877,539and 83,682,054 shares issued
as of June 30, 2015 and December 31, 2014	89,877,538	83,682,054
Additional paid-in capital	110,145,249	110,145,249
In treasury 79,154,196 shares	(189,275,446)	(189,275,446)
Outstanding 10,723,343 and 4,527,858 shares	10,747,341	4,551,857
Less:Subscription receivable	(2,991,621)	-
Accumulated deficit	(1,057,265)	(940,437)
Accumulated other comprehensive loss	(181,415)	(168,278)
Total stockholders' equity	6,517,040	3,443,142
Noncontrolling interest	(12,679)	(12,679)
Total Equity	6,504,361	3,430,463
Total Liabilities and Equity	$36,268,995	$3,656,520

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30, 2015	June 30,2014	June 30, 2015	June 30,2014
Revenue	$ -	$ -	$ -	$ -
General and administrative expenses	71,510	63,702	116,831	111,018
Loss from Operations	(71,510)	(63,702)	(116,831)	(111,018)

Other income (expenses)
Interest income	3	5	3	5
Total other income, net	3	5	3	5
Net loss before income taxes	(71,507)	(63,697)	(116,828)	(111,013)
Provision for income taxes	-	-	-	-
Net loss	(71,507)	(63,697)	(116,828)	(111,013)
Net loss attributable to noncontrolling interest	-	(5,737)	-	(5,737)
Net loss attributable to San Lotus Holding Inc.	(71,507)	(57,960)	(116,828)	(105,276)

Other comprehensive income, net of tax:
Consolidated net loss	(71,507)	(63,697)	(116,828)	(111,013)
Foreign currency translation adjustment, net of tax	37,039	95,535	(13,137)	73,411
Total comprehensive income (loss)	(34,468)	31,638	(129,965)	(37,602)
Comprehensive income (loss) attributable to the noncontrolling interest	-	(5,737)	-	(5,737)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (34,468)	$ 37,375	$ (129,965)	$ (31,865)

Net Loss Per Share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted-average shares outstanding
Basic and Diluted	10,587,178	6,343,273	7,574,257	6,343,273

The Accompanying Notes Are an Integral Part of the Financial Statements.

	SAN LOTUS HOLDING INC.
	(A DEVELOPMENT STAGE COMPANY)
	CONSOLIDATED STATEMENTS OF CASH FLOW
	FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
	(UNAUDITED)

	Six Months Ended
	30-Jun-15	30-Jun-14
Cash flows from operating activities
Net loss	$ (116,828)	$ (105,276)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	15,007	27,000
Changes in assets and liabilities:
Other receivable	25,000	-
Prepaid and other current assets	(10,665)	(8,058)
Other Assets	-	(10)
Accrued expenses	12,511	32,115
Other payable	52,842	49,490
Net cash used in operating activities	(22,133)	(4,739)
Cash flows from investing activities
Acquisition of Mao Ren, net of cash acquired	36,806	-
Net cash used in investing activities	36,806	-
Effect of exchange rate changes on cash and cash equivalents	270	(420)
Net change in cash	14,943	(5,159)
Cash and cash equivalents
Beginning	13,159	54,616
Ending	$ 28,102	$ 49,457
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ -	$ -

Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$ 6,195,484	$ -
Issuance of common stock in settlement of note payable	$ 6,195,484	$ -
Issuance of note payable to acquire receivables	$ 29,464,575	$ -

The Accompanying Notes Are an Integral Part of the Financial Statements.

SAN LOTUS HOLDING INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1-  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  ACCOUNTING  POLICIES

Basis of Presentation

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's 2014 annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

The Company  is  in  the  initial  stages  of  opening  a  travel  agency  in  Taiwan  through  its  wholly  owned  subsidiary,  Green  Forest  Management  Consulting  Inc.,  a  Taiwan  company. The Company  has  not  conducted  business  operations  nor  had  revenues  from  operations  since  its  inception.  The  Company's  business  plan  is  to  desig and  market  global  travel  packages  and  affinity  travel  excursions  through out the  world, and  develop  a  global  travel  and  leisure  agency  business.

The Company's  year-end  is  December  31.

Basis of  Consolidation

The accompanying consolidated financial statements include the accounts of San Lotus Holding Inc. and its majority-owned subsidiaries and its 50% owned subsidiary A Peace World Holding Inc (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,057,265 as of June 30, 2015, and it has had no revenue from operations since its inception.

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

Building	40 years
Vehicles	5 years
Equipments	3~5 years

As of  June  30,  2015, the  Company's  property  and  equipment  consisted  of  the  following:

Building	$346,256
Land	6,276,895
Vehicles	87,104
Equipments	57,211
6,767,466
Accumulated depreciation	(103,508)
Property and equipment - net	$6,663,958

Depreciation expenses  were  $15,007 for the  year  ended  June  30, 2015.

Stock Based  Compensation

The Company  applies  the  fair  value  provisions  of  ASC  718,  Compensation-Stock  Compensation  ("ASC  718").  ASC  718  requires  the  recognition  of  compensation  expense,  using  a  fair-value  based  method,  for  costs  related  to  all  share-based  payments  including  stock  options.  ASC  718  requires  companies  to  estimate  the  fair  value  of  share-based  payment  awards  on  the  grant  date  using  an  option  pricing  model.  The  Company  does  not  have  any  awards  of  stock-  based  compensation  issued  and  outstanding  at  June  30, 2015.

Net Income (Loss) Per  Share

The Company  has  adopted  Accounting  Standards  Codification  subtopic  260-10,  Earnings  Per  Share  ("ASC  260-10"),  which  specifies  the  computation,  presentation  and  disclosure  requirements  of  earnings  per  share  information.  Basic  earnings  per  share  have  been  calculated  based  upon  the  weighted  average  number  of  common  shares  outstanding.  Common  equivalent  shares  are  excluded  from  the  computation  of  the  diluted  loss  per  share  if  their  effect  would  be  anti-dilutive.  For  the  six months period ended  June  30, 2015, the  Company  did  not  have  any  common  equivalent  shares.

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

Income Taxes

The company accounts  for  income  taxes  in  accordance  with  ASC  740,  Income  Taxes,  which  requires  that  the  Company  recognize  deferred  tax  liabilities  and  assets  based  on  the  differences  between  the  financial  statement  carrying  amounts  and  the  tax  basis  of  assets  and  liabilities,  using  enacted  tax  rates  in  effect  in  the  years  the  differences  are  expected  to  reverse.Deferred  income  tax  benefit  (expense)  results  from  the  change  in  net  deferred  tax  assets  or  deferred  tax  liabilities.

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

June 30, 2015                                                   Average Rate for the period                              Exchange Rate at period end

New Taiwan Dollar     NTD                      31.281                                               NTD                      31.070

United States dollar ($) $                           1.000                                                 $                            1.000

December 31, 2014                                          Average Rate for the year                                 Exchange Rate at year end

New Taiwan Dollar   NTD                        30.680                                              NTD                       31.718

United States dollar ($) $                           1.000                                                 $                            1.000

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

In February 2015, amended GAAP guidance was issued affecting current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In April 2015, amended GAAP guidance was issued simplifying the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements, with the exception of reclassifying debt issuance costs from other assets to be reflected as a reduction of our current and long-term liabilities.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of June 30, 2015,there were no deferred tax assets or liabilities.

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

NOTE 5 - ACQUISITION

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

NOTE 6 - SUBSEQUENT EVNET

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2015. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

BUSINESS OVERVIEW

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to market travel products and services to the growing "baby boomer"  market, with an initial focus on the Asian market. We changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

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

In addition to developing our business in Taiwan, in the first quarter of 2013, we entered into non-binding letters of intent to acquire existing travel services agencies in Taipei City, Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. We plan to proceed in negotiating terms for these acquisitions over the course of the next several months while we simultaneously gather operational data from our module operation in Taiwan. We expect to complete the acquisitions of such travel agencies by the end of the second quarter of 2014. At the same time, we also have entered into non-binding letters of intent to acquire land in Taiwan, which land we intend to use to develop destination-related travel services. We expect to complete the acquisitions of such land and/or land holding companies by the end of 2015.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.      Start-up Cost

A.        Capital requirements -estimated $100,000 upon application license - end of 2015

B.        Statutory reserve -estimated $20,000 upon approval of license - end of 2015

C.         Fees -estimated $1,000 upon application for license - end of 2015

D.        Rent deposit -estimated $2,000 upon rental of office - end of 2015

E.         Equipment, etc. -estimated $5,000 - end of 015

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30, 2015	June 30,2014	June 30, 2015	June 30,2014
Revenue	$ -	$ -	$ -	$ -
General and administrative expenses	71,510	63,702	116,831	111,018
Loss from Operations	(71,510)	(63,702)	(116,831)	(111,081)

Other income (expenses)
Interest income	3	5	3	5
Total other income, net	3	5	3	5
Net loss before income taxes	(71,507)	(63,697)	(116,828)	(111,013)
Provision for income taxes	-	-	-	-
Net loss	(71,507)	(63,697)	(116,828)	(111,013)
Net loss attributable to noncontrolling interest	-	(5,737)	-	(5,737)
Net loss attributable to San Lotus Holding Inc.	(71,507)	(57,960)	(116,828)	(105,276)

Other comprehensive income, net of tax:
Consolidated net loss	(71,507)	(63,697)	(116,828)	(111,013)
Foreign currency translation adjustment, net of tax	37,039	95,335	(13,137)	73,411
Total comprehensive income (loss)	(34,468)	31,638	(129,965)	(31,865)
Comprehensive income (loss) attributable to the noncontrolling interest	-	(5,737)	-	(5,737)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	$ (34,468)	$ 37,375	$ (129,965)	$ (31,865)

Net Loss Per Share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted-average shares outstanding
Basic and Diluted	10,587,178	6,343,273	7,574,257	6,343,273

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues.  We did not generate any revenue for the three months ended June 30, 2015 and 2014. We have not generated any revenue since our formation on June 21, 2011.

General and Administrative Expenses.  We incurred general and administrative expenses of $116,831and $111,018 during the six months ended June 30, 2015 and 2014, respectively. The increase was mainly attributable to more professional service fees for Securities and Exchange Commission filings incurred during the current period this year. The iecrease was also attributable to more salaries, partially offset by the decrease in depreciation expense and office rent for the six months ended June 30, 2015.

Income (loss) from operations.   Loss from operations is ($116,831) for the six months ended June 30, 2015, and Loss from operations for the six months ended June 30, 2014 is ($111,018).  This increase was mainly for more development costs expended in implementing our business plan for the six-month periods ended June 30, 2015 as compared to the same period in 2014

Other Income (expenses).  Other income was $3 for the six months ended June 30, 2015, and was $5 for the six-months ended June 30, 2014.

Net Loss Before Income Taxes.  Loss before income taxes is ($116,828) for the six months ended June 30, 2015 and Loss before income taxes for the same period in 2014 is ($111,013).  This increase was mainly for a increase in operating expense during the development stage.

Provision for Income Taxes.  We have not generated income and thus have no income tax liabilities for the six months ended June 30, 2015and 2014.

Net Loss.  As a result of the above factors, we experienced a net loss of approximately ($116,828) for the six months ended June 30, 2015 as compared to the net loss of approximately ($111,013) for the six months ended June 30, 2014, representing a increase of approximately $5,815. This increase was primarily for more development costs; more professional service fees and payroll expenses, partially offset by the decrease in depreciation expenses and office rental expenses for the six months ended June 30, 2015 as compared with the same period in 2014.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended June 30, 2015 and 2014 is ($0) and ($5,737).

Liquidity and Capital Resources

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding, Green Forest and Da Ren to require approximately $130,000 to carry out planned operations for the next 12 months. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding through the private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital.

As of June 30, 2015, we had $1,608 cash in the bank, $2,492 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc., $2,745 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Da Ren International Development Inc. and $18,689. Thus, San Lotus and Da Ren will not have enough funds to support themselves for remaining months, and Green Forest are already almost out of funds, We will likely to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	$18,597	$18,597
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	$18,597	$18,597

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

 We changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015. The Conversion was accomplished by the filing of (a) Articles of Conversion with the Secretary of State of the State of Nevada and (b) a Statement of Information with the Secretary of State of the State of California.

Item 6.   Exhibits.

Exhibit Number		Description
3.1		Articles of Conversion with the Secretary of State of the State of Nevada
3.2		Statement of Information with the Secretary of State of the State of California.
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

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

SAN LOTUS HOLDING INC.

Date: August 3, 2015	By:	/s/Chen, Li-Hsing
Chen, Li-Hsng President

Date: August 3, 2015	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer