Form 10-Q
period 2015-09-30
San Lotus Holding Inc
filed 2015-11-13
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, 40,187,918 shares of the Registrant's common stock, $1 par value, were outstanding.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015 (UNAUDITED)	December 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$343,259	$13,159
Prepaid and other current assets	473,897	211,272
Total Current Assets	817,156	224,431
Property and equipment, net	5,850,714	3,427,998
Goodwill	1,144,162	-
Other receivable - noncurrent	26,584,546	-
Other assets	6,869	4,091
Total Assets	$34,403,447	$3,656,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,366	$5,370
Accrued liabilities	246,340	220,687
Unearned revenue	196,860	-
Total Current Liabilities	464,567	226,057

Stockholders' Equity
Common stock, $1 par value; 150,000,000 shares authorized,
42,003,333 and 83,682,054 shares issued,
at September 30, 2015 and December 31, 2014	42,003,333	83,682,054
Additional paid-in capital	24,000	110,145,249
Treasury stock, 1,815,415 and 79,154,196 shares	(1,815,415)	(189,275,446)
Outstanding 40,187,918 and 4,527,858 shares	40,211,918	4,551,857
Less: Subscription receivable	(2,805,774)	-
Accumulated deficit	(887,914)	(940,437)
Accumulated other comprehensive loss	(2,579,349)	(168,278)
Total San Lotus Holding Inc stockholders' equity	33,938,881	3,443,142
Noncontrolling interest	-	(12,679)
Total Equity	33,938,881	3,430,463
Total liabilities and stockholders' equity	$34,403,447	$3,656,520

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$ 599,942	$ -	$ 599,942	$ -
Cost of sales	241,647	-	241,647	-
Gross profit	358,295	-	358,295	-
General and administrative expenses	227,304	44,149	344,135	155,167
Income (loss) from operations	130,991	(44,149)	14,160	(155,167)
Other income (expenses)
Interest income	39	--	42	5
Gain on sale of property and equipment and investment securities	39,121	-	39,121	-
Total other income, net	39,160	--	39,163	5
Income (loss) before provision for income taxes	170,151	(44,149)	53,323	(155,162)
Provision for income taxes	800	-	800	-
Net income (loss)	169,351	(44,149)	52,523	(155,162)
Add: Net loss attributable to noncontrolling interest	-	-	-	(5,737)
Net income (loss) attributable to San Lotus Holding Inc.	169,351	(44,149)	52,523	(149,425)
Other comprehensive loss, net of tax
Consolidated net income (loss)	169,351	(44,149)	52,523	(155,162)
Foreign currency translation adjustment, net of tax	(2,386,889)	(1,834,592)	(2,400,026)	(1,707,412)
Comprehensive loss	(2,217,538)	(1,878,741)	(2,347,503)	(1,862,574)
Add: Comprehensive loss attributable to the noncontrolling interest	-	-	-	(5,737)
Comprehensive loss attributable to San Lotus Holding Inc.	$ (2,217,538)	$ (1,878,741)	$ (2,347,503)	$ (1,856,837)

Net Income (Loss) Per Share:
Basic and diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.02)
Weighted-average shares outstanding
Basic and Diluted	40,187,918	6,343,273	8,635,487	6,343,273

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$ 52,523	$ (105,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,224	27,000
Gain on sale of property and equipment and investment securities	(39,120)	-
Changes in operating assets and liabilities:
Prepaid and other current assets	36,347	(8,058)
Other Assets	(1,386)	(10)
Accounts Payable	(213,837)	-
Accrued expenses	37,684	81,605
Unearned Revenue	(301,982)
Net cash provided by (used in) operating activities	(410,547)	(4,739)
Cash Flows from Investing Activities
Acquisition of Mao Ren, net of cash acquired	36,806	-
Acquisition of XO Experience, net of cash acquired	216,402	-
refundable deposits	(1,774)	-
Disposal of property and equipment	487,355	-
Net cash provided by (used in) investing activities	738,789	-
Effect of exchange rate changes on cash and cash equivalents	1,858	(420)
Net increase (decrease) in cash and cash equivalents	330,100	(5,159)
Cash and cash equivalents, beginning of the period	13,159	54,616
Cash and cash equivalents, ending of the period	$ 343,259	$ 49,457
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ 800	$ -
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	$ 6,195,484	$ -
Issuance of common stock in settlement of note payable	$ 6,195,484	$ -
Issuance of note payable to acquire receivables	$ 29,464,575	$ -
Issuance of common stock in settlement of note payable	$ 29,464,575	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS  HOLDING  INC.

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS

(UNAUDITED)

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

San Lotus changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

The Company's year-end is December 31.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $887,914 as of September 30, 2015.

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

Property and Equipment

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

Building	40 years
Vehicles	5 years
Equipments	3~5 years

As of  September 30, 2015,  the  Company's  property  and  equipment  consisted  of  the  following:

Land	$5,750,940
Vehicles	164,931
Equipments	53,657
5,969,528
Accumulated depreciation	(118,814)
Property and equipment - net	$5,850,714

Depreciation expenses  were  $19,224 for the  nine months ended  September 30, 2015.

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

Net Income (Loss) Per  Share

The Company  has  adopted  Accounting  Standards  Codification  subtopic  260-10,  Earnings  Per  Share  ("ASC  260-10"),  which  specifies  the  computation,  presentation  and  disclosure  requirements  of  earnings  per  share  information.  Basic  earnings  per  share  have  been  calculated  based  upon  the  weighted  average  number  of  common  shares  outstanding.  Common  equivalent  shares  are  excluded  from  the  computation  of  the  diluted  loss  per  share  if  their  effect  would  be  anti-dilutive.  For  the  nine months period ended  September 30, 2015,  the  Company  did  not  have  any  common  equivalent  shares.

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

September 30, 2015                                                        Average Rate for the period                                 Exchange Rate at period end

New Taiwan Dollar     NTD                                                                      31.595                                      NTD                         33.128

United States dollar ($)       $                                                                  1.000                                        $                              1.000

December 31, 2014                                                        Average Rate for the period                                 Exchange Rate at period end

New Taiwan Dollar     NTD                                                                      30.680                                      NTD                         31.7180

United States dollar ($)       $                                                                  1.000                                        $                              1.000

Statement of  Cash  Flows

Cash flows  from  the  Company's  operations  are  based  upon  the  local  currencies.  As  a  result,  amounts  related  to  assets  and  liabilities  reported  on  the  statement  of  cash  flows  will  not  necessarily  agree  with  changes  in  the  corresponding  balances  on  the  balance  sheet.

Recently Issued  Accounting  Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. On July 9, 2015, FASB voted to defer the effective date of ASU 2014-09 by one year. The guidance would be effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact that adoption of ASU 2014-09 will have on our financial position, results of operations or cash flows.

NOTE 2- INCOME TAXES

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of September 30, 2015, there were no deferred tax assets or liabilities.

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

In July 2015, the Company sold the condominium unit in Glendale, California to its CEO, Chih-Ying ChenTseng for a total selling price of $487,355.

On August 14, 2015, the Company entered into and closed on a stock purchase agreement (the "Stock Purchase Agreement") with Chih-Ying ChenTseng, our CEO and director for the acquisition of  XO EXPERIENCE INC. ("XO") to acquire all of the issued and outstanding common stock of XO in exchange for US$1.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

XO EXPERIENCE
Cash	$ 216,402
Accounts receivable	40,822
Prepaid expenses and other current assets	226,973
Goodwill	249,987
Accounts payable	(220,048)
Other current liabilities	(13,293)
Unearned revenue	(500,842)
Net assets acquired	$ 1

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

On March 9, 2015, The Company wholly-owned subsidiary, Green Forest, a Taiwanese corporation, has terminated the land purchase agreement dated December 27, 2013, March 13, 2014 and August 11, 2014 because the Land Seller has not conveyed to Green Forest the entire titles to the Land. Concurrently with the termination of the land purchase agreement, we have discharged all our obligations we assumed from the promissory note, and the Shares issued under the stock purchase agreements shall be cancelled from the record in our transfer agent, Computershare Inc. and Computershare Trust Company, N.A.

On July 1, 2015, the  Company  issued 29,464,575 shares  of  common  stock  to  a noteholder  at  a  price  of  $1 per  share  for  an  aggregate  amount  of  $29,464,575.

NOTE 5- SUBSEQUENT EVENT

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2015. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

BUSINESS OVERVIEW

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to (1) market travel products and services to the growing "baby boomer" market, with an initial focus on the Asian market, via developing and operating a global travel and leisure agency business; and (2) jointly develop the tourism and travel of He Ping Zhen, Shaowu  City, Fujian Province, China with He Ping Zhen Development Ltd., a China Limited Corporation, the specific plans of which remains under preliminary discussion. Our vision is to consolidate travel products and services and deliver value to the world's travel population. We changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the fourth quarter of 2016. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2016, after we obtain the relevant licenses and approval from Taiwan's government.

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

In addition to developing our business in Taiwan, in the first quarter of 2013, we entered into non-binding letters of intent to acquire existing travel services agencies in Taipei City, Taiwan, Hong Kong, Vietnam, Vancouver, British Columbia and California. We plan to proceed in negotiating terms for these acquisitions over the course of the next several months while we simultaneously gather operational data from our module operation in Taiwan. We expect to complete the acquisitions of such travel agencies by the end of 2016. At the same time, we also have entered into non-binding letters of intent to acquire land in Taiwan, which land we intend to use to develop destination-related travel services. We expect to complete the acquisitions of such land and/or land holding companies by the end of 2016.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by the end of 2016. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

-         Formally launch online operations (in or after 2015)

-         Sign formal supplier agreements with product vendors that have expressed interest previously (in or after 2015)

-         Sign on additional product vendors (in or after 2015)

-         Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)

-         Sign on additional affinity groups (in or after 2015)

-         Hire office staff (in or after 2015)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We acquired certain land and canceled certain land transactions in Taiwan (R.O.C.), which is specifically described in Item 2 of our annual report on Form 10-K filed on March 30, 2015( as amended by the Form 10K/A filed on July 7, 2015).

We expect the destination real estate portion of our business to make up approximately half of our overall business in the future, with the other half consisting of travel agencies. By destination real estate, we mean to develop locations that will attract and support visitors for stays of one day or longer, providing outdoor activities and places of interest for visitors from both domestic locales and abroad. In addition to our destination real estate business, we are continuing to develop our travel agency in Taiwan and have entered into certain non-binding letters of intent to acquire travel agencies located outside of Taiwan in both Asia and North America. We aim to complete the acquisition of five travel agencies by the end of 2016. We intend to fund all of these acquisitions through the sale of our common stock. While this will cause dilution to the existing shareholders, we do not believe this dilution will negatively affect the shareholders as the acquisitions will add significant value to the Company and will allow the Company to proceed in developing its business.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$ 599,942	$ -	$ 599,942	$ -
Cost of sales	241,647	-	241,647	-
Gross profit	358,295	-	358,295	-
General and administrative expenses	227,304	44,149	344,135	155,167
Income (loss) from operations	130,991	(44,149)	14,160	(155,167)
Other income (expenses)
Interest income	39	--	42	5
Gain on sale of property and equipment and investment securities	39,121	-	39,121	-
Total other income, net	39,160	--	39,163	5
Income (loss) before provision for income taxes	170,151	(44,149)	53,323	(155,162)
Provision for income taxes	800	-	800	-
Net income (loss)	169,351	(44,149)	52,523	(155,162)
Add: Net loss attributable to noncontrolling interest	-	-	-	(5,737)
Net income (loss) attributable to San Lotus Holding Inc.	169,351	(44,149)	52,523	(149,425)
Other comprehensive loss, net of tax
Consolidated net income (loss)	169,351	(44,149)	52,523	(155,162)
Foreign currency translation adjustment, net of tax	(2,386,889)	(1,834,592)	(2,400,026)	(1,707,412)
Comprehensive loss	(2,217,538)	(1,878,741)	(2,347,503)	(1,862,574)
Add: Comprehensive loss attributable to the noncontrolling interest	-	-	-	(5,737)
Comprehensive loss attributable to San Lotus Holding Inc.	$ (2,217,538)	$ (1,878,741)	$ (2,347,503)	$ (1,856,837)

Net Income (Loss) Per Share:
Basic and diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.02)
Weighted-average shares outstanding
Basic and Diluted	40,187,918	6,343,273	8,635,487	6,343,273

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues.  We incurred revenue of $599,942 and $0 during the three months ended September 30, 2015 and 2014. The revenue was attributable to XO EXPERIENCE INC., travel agent of wholesaler.

General and Administrative Expenses.  We incurred general and administrative expenses of $227,304 and $44,149 during the three months ended September 30, 2015 and 2014, respectively. The increase was mainly attributable to combination of XO EXPERIENCE INC.

Income (loss) from operations.   Income from operations is $130,991 for the three months ended September 30, 2015, and Loss from operations for the three months ended September 30, 2014 is ($44,149).  This increase was mainly for combination of XO EXPERIENCE INC and lower development costs expended in implementing our business plan for the three-month periods ended September 30, 2015 as compared to the same period in 2014

Other Income (expenses).  Other income was $39,160and $0 for the three months ended September 30, 2015 and 2014. It was attributable to gain on sale of assets and disposal of investment.

Net Income (loss) Before Income Taxes.  Income before income taxes is $170,151 for the three months ended September 30, 2015, and Loss before income taxes for the same period in 2014 is ($44,149).  The increase was mainly attributable to combination of XO EXPERIENCE INC.

Provision for Income Taxes.  We have no income tax liabilities for the three months ended September 30, 2015 and 2014.

Net Income (loss)  As a result of the above factors, we experienced a net income of approximately $169,351 for the three months ended September 30, 2015 as compared to the net loss of approximately ($44,149) for the three months ended September 30, 2014, representing a increase of approximately $213,500. This increase was primarily for operating income of XO EXPERIENCE INC and less development costs; less office rental expenses; and lower payroll expenses.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended September 30, 2015 and 2014 is ($0) and ($5,737). It according to we disposal our investment of A peace world Inc at July 13, 2015

Liquidity and Capital Resources

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

As of September 30, 2015, we had $61,530 cash in the bank; $108,862 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $10,143 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Mao Ren International Inc.; $2,544 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; and $160,180 cash held by our wholly-owned California subsidiary, XO EXPERIENCE INC. for purposes of building our travel services business in Taiwan.,

Based upon the above, we believe that Mao Ren International Inc. will not have enough funds to support themselves for remaining months., We will likely to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

As to our planned acquisitions, although the non-binding letters of intent to acquire the travel agencies were entered, we remain in the preliminary discussion with them about the specific considerations to acquire each of them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Additionally, except for the completed acquisitions of Da Ren International Development Inc., we remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	31,644	31,644
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	31,644	31,644

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

On July 13, 2015, we entered into and closed a stock transfer agreement (the "STA") selling 465,000 shares of common stock of A Peace World Holding Inc.(the "APW") to Mr. Chen, Kuan-Yu for an aggregate of US$1 (the "Purchase Price"). Mr. Chen, Kuan-Yu is our Secretary and Director. Through this purchase, Mr. Chen, Kuan-Yu acquires all of the issued and outstanding common stock in APW.

Item 6.    Exhibits.

Exhibit Number		Description
10.1	*	The stock transfer agreement selling 465,000 shares of common stock of A Peace World Holding Inc.(the "APW") to Mr. Chen, Kuan-Yu for an aggregate of US$1, dated on July 13, 2015.
31.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema
101.CAL		XBRL Taxonomy Calculation Linkbase
101.DEF		XBRL Taxonomy Definition Linkbase
101.LAB		XBRL Taxonomy Label Linkbase
101.PRE		XBRL Taxonomy Presentation Linkbase

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

SAN LOTUS HOLDING INC.

Date: November 11, 2015	By:	/s/ Chen, Li-Hsng
Chen, Li-Hsng President

Date: November 11, 2015	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer