Form 10-Q/A
period 2015-09-30
San Lotus Holding Inc
filed 2016-02-02
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

  Amendment No.1
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

SAN LOTUS HOLDING INC.

FORM 10-Q/A

For the quarter ended September 30, 2015

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$ 599,942	$ -	$ 599,942	$ -
Cost of sales	241,647	-	241,647	-
Gross profit	358,295	-	358,295	-
General and administrative expenses	227,304	44,149	344,135	155,167
Income (loss) from operations	130,991	(44,149)	14,160	(155,167)
Other income (expenses)
Interest income	39	-	42	5
Gain on sale of property and equipment and investment securities	39,121	-	39,121	-
Total other income, net	39,160	-	39,163	5
Income (loss) before provision for income taxes	170,151	(44,149)	53,323	(155,162)
Provision for income taxes	800	-	800	-
Net income (loss)	169,351	(44,149)	52,523	(155,162)
Add: Net loss attributable to noncontrolling interest	-	-	-	(5,737)
Net income (loss) attributable to San Lotus Holding Inc.	169,351	(44,149)	52,523	(149,425)
Other comprehensive loss, net of tax
Consolidated net income (loss)	169,351	(44,149)	52,523	(155,162)
Foreign currency translation adjustment, net of tax	(2,386,889)	(1,834,592)	(2,400,026)	(1,707,412)
Comprehensive loss	(2,217,538)	(1,878,741)	(2,347,503)	(1,862,574)
Add: Comprehensive loss attributable to the noncontrolling interest	-	-	-	(5,737)
Comprehensive loss attributable to San Lotus Holding Inc.	$ (2,217,538)	$ (1,878,741)	$ (2,347,503)	$ (1,856,837)

Net Income (Loss) Per Share:
Basic and diluted	$ 0.00	$ (0.01)	$ 0.01	$ (0.02)
Weighted-average shares outstanding
Basic and Diluted	40,187,918	6,343,273	8,635,487	6,343,273

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
10.1

The stock transfer agreement selling 465,000 shares of common stock of A Peace World Holding Inc.(the "APW") to Mr. Chen, Kuan-Yu for an aggregate of US$1, dated on July 13, 2015. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2015)

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

SAN LOTUS HOLDING INC.

Date: January 28, 2016	By:	/s/ Chen, Li-Hsing
Chen, Li-Hsing President

Date: January 28, 2016	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer