Form 10-K
period 2015-12-31
San Lotus Holding Inc
filed 2016-03-09
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Lar Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, was $41,288,402. All executive officers of the registrant have been deemed “affiliates” solely for the purpose of this calculation.

Number of shares of Common Stock outstanding as of March 7, 2016: 42,003,333 shares of common stock.

TABLE OF CONTENTS

San Lotus Holding Inc.

Annual Report on Form 10K

For the Fiscal Year ended December 31, 2015

ITEM 1.           BUSINESS

ITEM 1A.        RISK FACTORS

ITEM 1B.        UNRESOLVED STAFF COMMENTS

ITEM 2.           PROPERTIES

ITEM 3.           LEGAL PROCEEDINGS

ITEM 4.           MINE SAFETY DISCLOSURES

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.           SELECTED FINANCIAL DATA

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    AND FINANCIAL DISCLOSURE

ITEM 9A.        CONTROLS AND PROCEDURES

ITEM 9B.        OTHER INFORMATION

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    AND RELATED STOCKHOLDER MATTERS

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR    INDEPENDENCE.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

ITEM 15.         EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

SIGNATURES

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

ITEM 1.                BUSINESS

DESCRIPTION OF BUSINESS

San Lotus Holding Inc. was incorporated in the state of Nevada on June 21, 2011 to (1) market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market, via developing and operating a global travel and leisure agency business; and (2) jointly develop the tourism and travel of He Ping Zhen, Shaowu  City, Fujian Province, China with He Ping Zhen Development Ltd., a China Limited Corporation, the specific plans of which remains under preliminary discussion. Our vision is to consolidate travel products and services and deliver value to the world’s travel population. We changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the fourth quarter of 2016. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2016, after we obtain the relevant licenses and approval from Taiwan’s government.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.      Start-up Cost

A.        Capital requirements –  estimated $100,000 upon application license – end of 2016

B.        Statutory reserve – estimated $20,000 upon approval of license – end of 2016

C.        Fees –estimated $1,000 upon application for license – end of  2016

D.        Rent deposit –estimated $2,000 upon rental of office – end of 2016

E.         Equipment, etc. –estimated $5,000 – end of  2016

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

B.        Office rent-Green Forest-$2,000 per month-starting in September 2013

C.        Office rent-Da Ren-$1,333 per month -starting in September 2013

D.        Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.         Utilities, etc. - $500 per month- starting in September 2013

F.         Advertising - estimated $5,000 for initial television advertising development – end of 2016

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

·          Formally launch online operations (in or after 2015)

·          Sign formal supplier agreements with product vendors that have expressed interest previously (in or after 2015)

·          Sign on additional product vendors (in or after 2015)

·          Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)

·          Sign on additional affinity groups (in or after 2015)

·          Hire office staff (in or after 2015)

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

Risks Related to Our Business

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources of approximately $210,000 over the next 12 months to implement the next stages of our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities. We have no current plans for additional financing. As of March 7, 2016, we had $6180 cash in the bank, $110 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc., $0 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc., and $2,500 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc. for purposes of building our travel services business in Taiwan. We expect the remainder of the needed funds to come in the form of loans from our former Chairman, Chen ,Li Hsing.

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

DUE TO OUR REAL ESTATE DEVELPOPMENT PLANS, WE WILL FACE FIXED COSTS DUE TO PROPERTY TAX AND PROPERTY INSURANCE REQRUIREMENTS.

Our business strategy concerning our real estate development business involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to any reduction in our revenues. The land we have acquired is uninsured at present and has a yearly property tax of NT$60,180 (US$1,820). We will need to insure the property in the future and we will be able to better estimate insurance costs as we determine how we are going to utilize the property, which we intend to do following the completion of additional land and land holding company acquisitions, which we expect to complete sometime in 2016.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

We received comment letters from the Securities and Exchange Commission (the “SEC”) dated October 28, 2014, November 24, 2014, and December 18, 2014 regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Quarterly Reports on Form 10-Q for Fiscal Quarter Ended June 30, 2014. These comments are unresolved as of March 7, 2016. However, we have filed with the SEC responses to the comment letters and we are in the process of responding to the third comment letter.

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

We believe that the ultimate resolution of these comments is to revise our consolidated financial statements as of December 31, 2013 and the subsequent quarters ending in 2014 by following SEC’s further instructions. Also, we believe that such revision will have a material impact on the consolidated financial statements and/or related notes.

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

76,435 SQUARE METERS OF LAND IN Miaoli County, Taiwan (R.O.C.), TAIWAN (R.O.C.).

We own 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 76,435 square meters (the "Land").  The transaction and all pertinent contracts in the transaction were disclosed in the Form 8-K filed on April 3, 2015.

Land Description

The Land consists of 18 lots, totaling 76,435 square meters, in the Dataoping Section of Zaoqiao Township and Laotianliao Section of Touwu Township, Miliaoli County, Taiwan (R.O.C.). The lots numbered as 86-1; 86-3; 90; and 421-1in Land are zoned as "agricultural region," and are located in a sparsely populated region. By law, the entire title to such lots cannot be transferred to Green Forest until Green Forest obtains a license of agricultural enterprises.To date, Green Forest has not owned the entire title to the lots numbered as 86-1; 86-3; 90; and 421-1 because Green Forest has not been licensed as an agricultural enterprise. All lots in Land other than the lots numbered as 86-1; 86-3; 90; and 421-1 are zoned as respectively "traffic region;" "forest region;" and "water resource region."

ITEM 3.                LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim.

Yu, Chien-Yang, our vice president and a member of our board of directors, was indicted by the Taichung District Prosecutor’s Office of Taichung County, Taiwan (R.O.C.) on May 17, 2013. The indictment in no way involves San Lotus Holding Inc. or any of our subsidiaries and the matters described therein do not include any conduct involving, by, or on behalf of the Company or any of our subsidiaries.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $1, has traded on the over-the-counter bulletin board (“OTCBB”) under the ticker symbol “SLOT” since January 9, 2013.Since quoted on the OTCBB, our stock has yet to begin actively trading. We have 165 shareholders of record as of  December 31, 2015.

ITEM 6.                SELECTED FINANCIAL DATA

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenue	1,046,380	0
Cost of sales	496,071	0
Gross profit	550,309	0
General and administrative expenses	596,324	186,525
Profit (Loss) from Operations	(46,015)	(186,525)

Other income (expenses)
Interest income	101	8
Gain on sale of property and investment securities	39,121	0
Other income	13,453	0
Total other income (expense)	52,675	8
Net loss before income taxes	6,660	(186,517)
Provision for income taxes	800	0
Net loss	5,860	(186,517)
Net loss attributable to noncontrolling interest	0	(5,737)
Net loss attributable to San Lotus Holding Inc.	5,860	(180,780)

Net Loss Per Share
Basic and Diluted	0	(0)
Weighted Average Shares Outstanding:
Basic and Diluted	9,161,741	2,235,693

Other comprehensive income, net of tax:
Net loss	5,860	(186,517)
Foreign currency translation adjustment, net of tax	(2,343,270)	(168,278)
Total comprehensive income (loss)	(2,337,410)	(354,795)
Comprehensive income (loss) attributable to the noncontrolling interest	0	(5,737)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	(2,337,410)	(349,058)

The accompanying notes are an integral part of these consolidated financial statements.

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

PLAN OF OPERATIONS

San Lotus Holding Inc. was incorporated in the State of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market. Our business plan for the next twelve months includes the following anticipated milestones:

1.      Developing Travel Agency in Taiwan-September 1, 2013- throughout the life of Company

Our plan of developing our travel agency in Taiwan includes: seeking to be (1) approved by Taiwan government to operate travel agency in Taiwan and (2) meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. We anticipate that we may obtain the approval from Taiwan government by the end of 2016.The total cost we have incurred and/or anticipated to engage such development is listed as “set-up cost” and “operating expenses” in page 2. Developing travel agency in Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our developing efforts, we are actively seeking additional funding on favorable terms to continue our development in Taiwan.

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

2.      Acquisition of additional Travel Agencies -January 18, 2013- throughout the life of Company

We have entered into non-binding letters of intent to acquire the following travel agencies and expect to complete the acquisitions by the end of 2016:

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

3.      Acquisition of additional land or land holding companies-Third quarter of 2013- throughout the life of Company

San Lotus was a shell corporation until our wholly-owned subsidiary, Green Forest Management Consulting Inc. (“Green Forest”) acquired Da Ren International Development Inc., a Taiwan (R.O.C.) land holding corporation (“Da Ren”), on September 17, 2013. Da Ren’s sole asset is 32,273.68 square meters of land located in Taichung City, Beitun District, Taiwan (R.O.C.). We acquired Da Ren for $3,070,645. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on September 20, 2013. With the acquisition of Da Ren, we are not only developing our travel agency in Taiwan, an ongoing process in our development, but also acquiring land and land holding companies, as well as acquiring travel agencies located both within and outside of Taiwan.

On March 31, 2015, our wholly-owned subsidiary, Green Forest acquired Mao Ren International Inc., a Taiwan (R.O.C.) land holding corporation ("Mao Ren"). We acquired Mao Ren for $1. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on April 2, 2015. On March 31, 2015, our wholly-owned subsidiary, Green Forest acquired from Yu, Chien-Yang  to the 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 76,435 square meters. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on April 3, 2015.

In addition to our acquisition of Da Ren and Mao Ren, we have entered into letters of intent to acquire the following land and land holding companies in Taiwan and China. We expect to complete these acquisitions by the end of 2016.

Land or Land Holding Company	Expected Acquisition Date
Deng Wei Yuan Land (Taiwan, R.O.C.)	The end of 2016
Yao De International Recreation Inc.(Taiwan, R.O.C.)	The end of 2016
He Ping Zhen Development Ltd. (China)	The end of 2016

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

Except for the completed acquisitions of Da Ren, Mao Ren, and the land in Miaoli County, Taiwan (R.O.C.), we remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions. Acquiring land and/or land holding companies is an ongoing effort that will continue during the life of the Company. To facilitate our acquisition efforts, we will be actively seeking additional funding on favorable terms to continue our acquisition. If additional funding is not available on acceptable terms, we may not be able to implement our acquisition plan and continue our operations. We plan to be funded by private placement of our equity securities and/or obtaining the loan by mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully complete our acquisition of the land or land holding companies.

Results of Operations

For the period ended December 31, 2015, we had no revenue. Operating Expenses for the period ended December 31, 2015, totaled $596,324.

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding Inc., Green Forest Management Consulting Inc., Da Ren International Development Inc., and Mao Ren to require approximately $210,000 to carry out planned operations for the next 12 months. This includes as follows:

We expect our monthly expenses to continue at the rate of $17,500 after December 31, 2015, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of December 31, 2015, we had $136,125 cash in the bank, $406 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc., $28 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc., $3,676 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Mao Ren International Inc., and $0 cash held by our wholly-owned California subsidiary, XO Experience Inc. We will likely have to borrow funds from our President and Chairman, Chen Li-Hsing, to sustain our operations until we are able to complete a private placement of our equity securities and/or mortgage our land.

As to our planned acquisitions, although the non-binding letters of intent to acquire the travel agencies were entered, we remain in the preliminary discussion with them about the specific considerations to acquire each of them. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Additionally, except for the completed acquisitions of Da Ren International Development Inc., Mao Ren International Inc., and the land in Miaoli County, Taiwan (R.O.C.), we remain in the preliminary discussion about the specific consideration in acquiring other land or land holding companies. Thus, to date, we are not able to estimate any specific costs in completing the acquisitions other than the completed acquisitions.

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

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our officers and directors as of December 31, 2015. Our executive officers are elected annually by our board of directors. Our executive officers hold office until they resign, are removed by the board of directors, or a successor is duly elected and qualified.

Name	Position	Age
Chen, Li-Hsing	Chairman and Director until March 2, 2016	68
ChenTseng, Chih-Ying	Chief Executive Officer until March 2, 2016	57
Lin, Mu Chen	Chief Financial Officer	36
Yu, Chien-Yang	Vice President and Director	46
Chen, Kuan-Yu	Current Chairman, Secretary, and Director	39
Kwong, Edwin	Director	55
Chen, Chuan-Chung	Director	47
Chang, Fong-Bing	Director	67
Lai, Chia Ling	Director until March 2, 2016	29

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Chen, Li-Hsing, Chairman and Director until March 2, 2016, Age 68

Chen Li-Hsing has been our President and a director from 2011 to March 2, 2016. Mr. Chen was named Chairman of the Board of Directors in 2013. Mr. Chen has also been the Chief Executive Officer of USA XO Tours Inc., a California-based travel agency, for the past five years. He is also the Chief Executive Officer of TBWTV Inc., a California television station, a position he has held since 2011. Mr. Chen is an experienced executive who we believe brings along the work experience necessary in starting up a business in the travel/leisure industry. Prior to joining USA XO Tours Inc., from 1996-2006, Mr. Chen owned and managed Century International High School, a Vancouver, British Columbia high school geared toward international students desiring to obtain a Canadian diploma and pursue post-secondary education in Canada. During that same time period, Mr. Chen also owned and operated Century College, a Vancouver, British Columbia post-secondary school established in 1996 focused on teaching English as a Second Language to foreign students. Mr. Chen obtained his Ph.D. in Education from Spalding University in Kentucky, a Master’s degree in Public Administration from the University of San Francisco in California and a Bachelor’s degree in architecture from National Taipei University of Technology in Taiwan. Mr. Chen is the husband of our Chief Executive Officer, Chen Tseng Chih Ying. Mr. Chen resides in Vancouver, British Columbia and California.

Chen, Tseng Chih-Ying, Chief Executive Officer until March 2, 2016, Age 57

Chen Tseng Chih-Ying has served as our Chief Executive Officer and a director from 2011 to March 2, 2016. She has been the President of XO Tours Canada Ltd., a Canadian travel agency, for the past 15 years. She is an experienced executive who we believe brings along the work experience and knowledge necessary to start up and run a business in the travel and leisure industry. Mrs. Chen obtained a Master’s degree in Public Administration from the University of San Francisco in California and received a Bachelor’s degree in Chinese Literature from Providence University in Taiwan. Mrs. Chen is the wife of our President, Mr. Chen Li Hsing. Ms. Chen resides in Vancouver, British Columbia and California.

Lin, Mu-Chen, Chief Financial Officer, Age 36

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

Yu, Chien-Yang, Vice President and Director, Age 46

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

Chen, Kuan-Yu, Secretary, Age 39

Chen Kuan-Yu has served as our Secretary since 2011, and has been appointed as our Chairman on March 2, 2016. From 2010 to 2011, Mr. Chen served as an Associate Director with AON Corporation in Hong Kong. From 2008 to 2009, Mr. Chen was a Senior Consultant with LI Far East Limited, a Hong Kong company. From 2007 to 2008, Mr. Chen was a Manager with Deloitte Actuarial and Insurance Solutions in Hong Kong. From 2000 to 2006, Mr. Chen was an Actuary with MetLife, where he was based in New York for four years and in Taiwan for two years. Mr. Chen received his B.A. in Applied Mathematics from Queen’s University in Canada in 2000 and was qualified as an actuary by the Society of Actuaries in 2004. Mr. Chen serves on the boards of several private companies and is involved in the management of several private enterprises. Mr. Chen resides in Hong Kong and Taiwan.

Kwong, Edwin, Director, Age 55

Kwong, Edwin is the President, CEO of GUI Corporations dba Mega Productions; HempCon Inc; and American Youth Obesity Research and Prevention Foundation. Mr. Kwong earned his bachelor’s degree in mathematics and computer science from the University of California, Los Angeles, and earned his master’s degree in computer science from the University of South California in 1986. After working for computer industry for many years, he left the computer industry in 1992 to begin his career as an entrepreneur. We believe his abundant experiences in company managements will be beneficial to us in overseeing our business. Mr. Kwong resides in California.

Chen, Chuan-Chung, Director, Age 47

Chen, Chuan-Chung is the president of Autarky Management Consulting Inc. He is involved in all aspects of the business, from client facing functions to engagement execution in management consulting. Mr. Chen established his own law firm in 1999, Chen & Associates, which mainly provided local and international legal and commercial services. He was a legal counsel for over 300 middle and small sized enterprises. Mr. Chen was also active in providing pro bono representation forgovernment bodies and non-profit organizations, such as Taoyuan County; Taoyuan City; and National Taipei University. Furthermore, he gained extensive experience in the government. Mr. Chen qualified as a civil servant; judge; prosecutor;and attorney by passing various national examinations in 1993 and 1994. He was an official of Taiwan’s Ministry of Finance, focusing on consumer dispute resolution in the insurance industry. Mr. Chen resides in Taoyuan, Taiwan.

Chang, Fong-Bing, Director, Age 67

Chang, Fong-Bing, is currently the senior advisor to Song-Hai Management Consulting Co Ltd. He is involved in the Company with various projects in the corporate planning for development of travel and tourism business. Mr. Chang was employed with China Airlines, the leading air carrier of Taiwan, for nearly 39 years. He was experienced numerous high level managerial positions in China Airline such as the Vice President of the Americas, Vise President of the Mainland China, General Manager of South Africa, General Manager of Germany, and General Manager of Shanghai, Houston, Beijing and Los Angeles respectively. Mr. Chang was retired from China Airline in 2013, his well and thorough business experiences will be beneficial to the Corporate. Mr. Chang holds his bachelor degree in Political Science at Chinese Culture University, Taiwan. He is married with three children and resides in Kaohsiung, Taiwan.

Lai, Chia Ling , Director until March 2, 2016, Age 29

Lai, Chia Ling  is a human resources manager at Autarky Services Inc from 2012 to March 2, 2016. Ms. Lai earned her bachelor’s degree in Education at National Taitung University, Taiwan. Based on her experiences in human resources and business administration, we believe Ms. Lai ’s business experience and ability will be beneficial to the Company. Ms. Lai resides in Taoyuan, Taiwan.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5 percent of our outstanding shares of common stock as of  December 31, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the stockholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name & Address of Beneficial Owners	Number of Shares Beneficial Owned	Percentage
Common	Yu, Chien-Yang(1) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	15,067,096	35.87%
Common	Chen, Kuan-Yu(2) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	22,547,437	53.68%
Common	Lin, Mu-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	1,200	*
Common	Chen Tseng, Chih-Ying 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	78,213	*
Common	Chen,Li-Hsing 9971 Deagle Road Richmond, British Columbia Canada V7A 1P9	7,690	*
Common	Kwong, Edwin 1535 Ruby Ct, Diamond Bar, CA 91765	-	-
Common	Lai, Chia Ling Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	1,200	*

(1)

(i) Yu, Chien-Yang is our vice president and director. (ii) Consists of 14,051,192 shares of common stock beneficially owned by Yu Chien-Yang; (iii) 15,159 shares of common stock beneficially owned by Songhai Mgt. Consulting Co. Ltd., a Taiwan (R.O.C.) limited company, over which Mr. Yu exercises voting and investment control; (iv) 260,000 shares of common stock beneficially owned by Big Head Fish Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control. (v) 600,801 shares of common stock beneficially owned by Darkin Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(vi) 66,756 shares of common stock beneficially owned by Ocean Reserve Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(vii) 73,188 shares of common stock beneficially owned by Ping East Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control.

(2)

(i) 16,416,563 shares of common stock beneficially owned by Chen, Kuan-Yu, our current chairman. (ii) 680,000 shares of common stock beneficially owned by Allegro Equity Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen’s wife, exercises voting and investment control;(iii) 5,450,874 shares of common stock beneficially owned by Gold Piven Ltd., a BVI limited company, over which Mr. Chen, Kuan-Yu exercises voting and investment control

(3)	Based on 42,003,333 shares of common stock outstanding as of December 31, 2015.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following table lists our officers and directors and their relationship to Green Forest Management Consulting Inc.; Da Ren International Development Inc.; Mao Ren International Inc. and XO Experience Inc.:

Positions Held in Affiliated Entities

Name	San Lotus Holding Inc.	Green Forest Management Consulting Inc.	Da Ren International Development Inc.	Mao Ren International Inc.	XO Experience Inc.
Chen, Li-Hsing	Chairman and Director (until March 2, 2016)	-	-	-	Chief Executive Officer
ChenTseng, Chih-Ying	Chief Executive Officer (until March 2, 2016)	-	-	-	Chief Financial Officer/ Secretary /Director
Lin, Mu Chen	Chief Financial Officer	-	Director	-
Yu, Chien-Yang	Vice President and Director	Director	Chairman and Director	-
Chen, Kuan-Yu	Current Chairman/Secretary /Director	Director	Director	President
Kwong, Edwin	Director	-	-	-
Chen, Chuan-Chung	Director	-	-	-
Chang, Fong-Bing	Director	-	-	-
Lai, Chia Ling	Director (until March 2, 2016)	-	-	-

Related transaction on March 31, 2015, which was disclosed in our current report on Form-8K filed April 2, 2015.

On March 31, 2015, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation (“Green Forest”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) to purchase Mao Ren International Inc. (“Mao Ren”) from its shareholders, Chiu, Pao-Chi,  Chiun Jing Inc.,  Haug Inc.,  Jiu Bang Inc., and Wan Fu Inc., (together, the “Mao Ren Sellers”) to acquire 100 percent of the outstanding share of common stock in Mao Ren in exchange for US$1 (the “Purchase Price”).

Related transaction on March 31, 2015, which was disclosed in our current report on Form-8K filed April 3, 2015.

On March 31, 2015, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation (“Green Forest”), entered into a land purchase agreement with Yu, Chien-Yang ( the “Seller”) to acquire 35,251 square meters of land in Dataoping Section of Zaoqiao Township, Miaoli County, Taiwan (R.O.C.) and 41,184 square meters of land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan (R.O.C.), all of which is 76,435 square meters (the “Land”). The following table details how the Shares were distributed to the above officers, directors and affiliates in the Transaction between Green Forest Management Consulting Inc. and Yu, Chien-Yang .

Name of Natural Person Affiliate	A. Beneficial Ownership in San Lotus Shares Received (A = B x C)	Holding Entity	D. Beneficial Ownership in Holding Entity	E. San Lotus Shares Received in Holding Entity
Chen, Li-Hsing	-	-	-	-
ChenTseng, Chih-Ying	-	-	-	-
Lin, Mu Chen	-	-	-	-
Yu, Chien-Yang	6,195,484	Gold Piven Limited.	100%	6,195,484
Chen, Kuan-Yu	-	-	-	-
Kwong, Edwin	-	-	-	-
Wu, Tsung Lun	-	-	-	-
Chang, Kai	-	-	-	-
Yueh, Jung-Lin	-	-	-	-
Lai, Chia Ling	-	-	-	-
Chiang, Yu-Chang	-	-	-

Related transaction on June 12, 2015, which was disclosed in our current report on Form-8K filed June 16, 2015.

On June 12, 2015, we assumed a debt of TWD$913,401,823 owed by Mao Ren International Inc. (the “Mao Ren”) by entering into an agreement of assignment, assumption and release (the “Assumption”) with Mao Ren as well as Maoren LAF Inc.; MR Apportion Inc.; and Maoren Investment Inc. (each a “Creditor”, and, collectively the “Creditors”). The following table details how the Shares were distributed to the above officers, directors and affiliates in the Transaction among San Lotus Holding Inc.; Mao Ren; and Creditors.

Name of Natural Person Affiliate	A. Beneficial Ownership in San Lotus Shares Received (A = B x C)	Holding Entity	F. Beneficial Ownership in Holding Entity	G. San Lotus Shares Received in Holding Entity
Chen, Li-Hsing	-	-	-	-
ChenTseng, Chih-Ying	-	-	-	-
Lin, Mu Chen	-	-	-	-
Yu, Chien-Yang	14,036,924	self	100%	14,036,924
Chen, Kuan-Yu	15,427,651	self	100%	15,427,651
Kwong, Edwin	-	-	-	-
Chen, Chuan-Chung	-	-	-	-
Chang, Fong-Bing	-	-	-	-
Lai, Chia Ling	-	-	-	-

Related transaction on August 14, 2015, which was disclosed in our current report on Form-8K filed August 17, 2015.

On August 14, 2015, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) to purchase XO EXPERIENCE INC. (“XO”) from its sole shareholder, ChenTseng, Chih-Ying (the “XO Seller”) to acquire 100 percent of the outstanding share of common stock in XO in exchange for US$1 (the “Purchase Price”).

Director Independence

At present, Lai, Chia Ling; Kwong, Edwin; Chen, Chuan-Chung; and Chang, Fong-Bing are considered independent.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$ 5,000	$0	$0	$0
2012	$16,000	$0	$0	$0
2013	$50,300	$0	$0	$0
2014	$ 20,000	$0	$0	$0
2015	$60,000	$0	$0	$0

ITEM 15.              EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

(a)	Documents filed as part of this report:
Reports of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and 2014; and period from June 21, 2011 through December 31, 2015

Consolidated Statements of Changes in Shareholders Equity for the period from June 21, 2011 through December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and period from June 21, 2011 through December 31, 2015

Notes to Consolidated Financial Statements ended December 31, 2015

(b)	Exhibits:
3.1	Articles of Incorporation of San Lotus Holding Inc., effective June 21, 2011, (incorporated herein by reference to Exhibit 3.1 to Form S-1(File No. 333-176694) filed September 6, 2011).

3.2	Certificate of Amendment to Articles of Incorporation of San Lotus Holding Inc., dated May 15, 2012, (incorporated herein by reference to Form S-1 (File No. 333-176694) filed June 29, 2012).

3.3	By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 (File No. 333-176694) filed September 6, 2011).

3.4	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed January 17, 2013).

3.5	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 5.3 to Form 8-K filed October 8, 2014).

3.6	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 5.3 to Form 8-K filed May 6, 2015).

3.7	Amended and Restated By-laws of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 5.3 to Form 8-K filed September 23, 2015).

4.1	Form of Subscription Agreement of San Lotus Holding Inc. (incorporated herein by reference to Exhibit 4.1 to Form S-1 (File No. 333-176694) filed June 29, 2012).

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

10.7

Non-binding Letter of Intent, dated April 15, 2015, by and between San Lotus Holding Inc. and He Ping Zhen Development Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 21, 2015).

10.8	Convertible Loan Agreement, dated February 25, 2013, by and between San Lotus Holding Inc. and USA XO Tours Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed February 28, 2013).

10.9

Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.9 to Form S-1 (File No. 333-176694) filed September 19, 2012).

10.10

Non-binding Letter of Intent, dated January 18, 2013, by and between San Lotus Holding Inc. and USA XO Tours Canada Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 22, 2013).

10.11

Non-binding Letter of Intent, dated January 27, 2013, by and between San Lotus Holding Inc. and Mao Ren International Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed January 31, 2013).

10.12

Letter from Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.), approving San Lotus Holding Inc.’s Investment In Green Forest Management Consulting Inc., a Taiwan corporation, dated May 21, 2012, (incorporated herein by reference to Exhibit 10.3 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.13

Stock Purchase Agreement of San Lotus Holding Inc., dated March 31, 2012, by and between TBWTV Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.4 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.14

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

10.16

Share Repurchase Agreement, dated July 10, 2012, by and between San Lotus Holding Inc. and Yu Chien Yang (incorporated herein by reference to Exhibit 10.7 to Form S-1 (File No. 333-176694) filed August 29, 2012).

10.17

Stock Purchase Agreement, dated September 13, 2012, by and between San Lotus Holding Inc. and Chen Kuan Yu (incorporated herein by reference to Exhibit 10.8 to Form S-1(File No. 333-176694) filed September 19, 2012).

10.18

Subscription Agreement of San Lotus Holding Inc., dated January 20, 2012, by and between A Peace World Holding Inc. and San Lotus Holding Inc. (incorporated herein by reference to Exhibit 10.2 to Form S-1 (File No. 333-176694) filed June 29, 2012).

10.19	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Smileviet, JSC (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 18, 2013).

10.20	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Tourmaster Travel Service Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed March 18, 2013).

10.21	Non-binding Letter of Intent, dated March 16, 2013, to Acquire Vietlink International Travel (HK) Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 18, 2013).

10.22

Stock Purchase Agreement, dated as of September 17, 2013, by and among Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang, and Da Chuang Business Management Consulting C., Ltd(incorporated herein by reference to Exhibit 10.1 to Form 8-K filed September 20, 2013).

10.23

Agreement of Assignment, Assumption and Release, dated as of September 17, 2013 by and among San Lotus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting C., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed September 20, 2013).

10.24

Cancellation of Promissory Note, dated as of September 17, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Chang Cheng-Sung, Liao Chi-Sheng, Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed September 20, 2013).

10.25

Regulation S Stock Purchase Agreement, dated of September 17, 2013, between San Lotus Holding Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed September 20, 2013).

10.26

Land Purchase Agreement, dated October 29, 2013, by and among Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed November 4, 2013).

10.27

Agreement of Assignment, Assumption and Release, dated as of October 29, 2013, by and among San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed November 4, 2013).

10.28

Cancellation of Promissory Note, dated as of October 29, 2013, by and between San Lotus Holding Inc., Green Forest Management Consulting Inc., Yu Chien-Yang and Da Chuang Business Management Consulting Co., Ltd.(incorporated herein by reference to Exhibit 10.4 to Form 8-K filed November 4, 2013).

10.29

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

10.31

Regulation D Stock Purchase Agreement, dated as of October 29, 2013, between San Lotus Holding Inc. and Megan J. Penick. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed November 4, 2013).

10.32	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed November 4, 2013).

10.33	Land Purchase Agreement, dated December 27, 2013, by and among Green Forest Consulting Inc and Yu, Chien-yang (incorporated herein by reerence to Exhibit 10.1 to Form 8-K filed December 30, 2013)

10.34

Agreement of Assignment, Assumption and Release, dated as of December 27, 2013, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and  Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed December 30, 2013).

10.35

Cancellation of Promissory Note, dated as of December 27, 2013, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed December 30, 2013).

10.36

Regulation S Stock Purchase Agreement, dated as of December 27, 2013, between San  Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed December 30, 2013).

10.37

Regulation D Stock Purchase Agreement, dated as of December 27, 2013, between San Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed December 30, 2013).

10.38	Appraisal Report of Zhanmao Real Estate Appraisers Firm. (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed December 30, 2013).

10.39	Land Purchase Agreement, dated March 13, 2014, by and among Green Forest Management Consulting Inc. and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed March 13, 2014)

10.40

Agreement of Assignment, Assumption and Release, dated as of March 13, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed March 13, 2014).

10.41

Cancellation of Promissory Note, dated as of March 13, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Lo, Fun-Ming (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed March 13, 2014).

10.42

Regulation S Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed March 13, 2014).

10.43

Regulation D Stock Purchase Agreement, dated as of March 13, 2014, between San Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed March 13, 2014).

10.44

Land Purchase Agreement, dated August 11, 2014, by and among Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc. (Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 13, 2014).

10.45

Agreement of Assignment, Assumption and Release, dated as of August 11, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc.  (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed August 13, 2014).

10.46

Cancellation of Promissory Note, dated as of August 11, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.;  Lo, Fun-Ming; Yu, Chien-Yang; and Mao Ren International Inc. (incorporated herein by reference to Exhibit 10.7 to Form 8-K filed August 13, 2014).

10.47

Regulation S Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.9 to Form 8-K filed August 13, 2014).

10.48

Regulation D Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers named therein. (incorporated herein by reference to Exhibit 10.11 to Form 8-K filed August 13, 2014).

10.49

Land Purchase Agreement, dated August 11, 2014, by and among Freen Forest Management Consulting Inc. and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed August 13, 2014)

10.50

Agreement of Assignment, Assumption and Release, dated as of August 11, 2014, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.6 to Form 8-K filed August 13, 2014).

10.51

Cancellation of Promissory Note, dated as of August 11, 2014, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Chen, Kuan Yu (incorporated herein by reference to Exhibit 10.8 to Form 8-K filed August 13, 2014).

10.52

Regulation S Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.10 to Form 8-K filed August 13, 2014).

10.53

Regulation D Stock Purchase Agreement, dated as of August 11, 2014, between San Lotus Holding Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.12 to Form 8-K filed August 13, 2014).

10.54

Land Selling Agreement, dated as of December 4, 2014, between Green Forest Management Consulting Inc. and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.53 to Form 10-K filed March 30, 2015)

10.55

Stock Purchase Agreement, dated as of March 31, 2015, between Green Forest Management Consulting Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 2, 2015)

10.56

Land Purchase Agreement, dated as of March 31, 2015, between Green Forest Management Consulting Inc. and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 3, 2015)

10.57	Promissory Note, dated as of March 31, 2015, between Green Forest Management Consulting Inc. and Yu Chien-Yang (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed April 3, 2015)

10.58

Agreement of Assignment, Assumption and Release, dated as of March 31, 2015, by and among San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.3 to Form 8-K filed April 3, 2015)

10.59

Cancellation of Promissory Note, dated as of March 31, 2015, by and between San Lotus Holding Inc.; Green Forest Management Consulting Inc.; and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.4 to Form 8-K filed April 3, 2015)

10.60

Regulation S Stock Purchase Agreement, dated as of March 31, 2015, between San Lotus Holding Inc. and the Purchaser Named Therein (incorporated herein by reference to Exhibit 10.5 to Form 8-K filed April 3, 2015)

10.61

Agreement of Assignment, Assumption and Release, dated as of June 12, 2015, by and among San Lotus Holding Inc.; Mao Ren International Inc.; Maoren LAF Inc.; MR Apportion Inc.; and Maoren Investment Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed June 16, 2015)

10.62

Cancellation Agreement, dated as of June 12, 2015, by and between San Lotus Holding Inc.; Mao Ren International Inc.; Maoren LAF Inc.; MR Apportion Inc.; and Maoren Investment Inc. (incorporated herein by reference to Exhibit 10.2 to Form 8-K filed June 16, 2015)

10.63

Regulation S Stock Purchase Agreement, dated as of June 12, 2015, between San Lotus Holding Inc. and the Purchaser Named Therein (incorporated herein by reference to Exhibit 10.3 and 10.4 to Form 8-K filed June 16, 2015)

10.64	Stock Purchase Agreement, dated as of August 14, 2015, between San Lotus Holding Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed August 17, 2015)

21.1	List of Subsidiaries of Registrant .

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Public Accounting Firm

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

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

Dated: March 8, 2016.

                                                                                                                SAN LOTUS HOLDING INC.

                                                                                                                By: /s/ Chen,Kuan-Yu

                                                                                                                        Chen, Kuan-Yu

                                                                                                                        Chairman

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

SIGNATURE	TITLE
/s/ Chen, Kuan-Yu	Chairman, Director (Principal Executive Officer)
Chen, Kuan-Yu
/s/ Lin, Mu Chen
Lin, Mu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Yu, Chien Yang
Yu, Chien Yang	Vice President, Director

CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (incorporated herein by reference to Exhibit 99.1 in this Form 10-K)

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F2

Consolidated Statements of Changes in Shareholders' Equity	F3

Consolidated Statements of Cash Flows	F4

Notes to Financial Statements	F5-F12

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALABNCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	136,125	13,159
Prepaid and other current assets	469,008	211,272
Total Current Assets	605,133	224,431
Property and equipment, net	5,891,504	3,427,998
Goodwill	1,145,848	0
Other receivable-noncurrent	26,967,654	0
Other assets	6,882	4,091
Total Assets	34,617,021	3,656,520

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	39,118	5,370
Accrued liabilities	327,344	220,687
Unearned revenue	295,803	0
Total Current Liabilities	662,265	226,057

Stockholders' Equity
Common stock	42,003,333	83,682,054
Additional paid-in capital	24,000	110,145,249
Treasury Stock	(1,815,415)	(189,275,446)
Common stock, outstanding	40,211,918	4,551,857
Less: Subscription receivable	(2,811,034)	0
Accumulated deficit	(934,578)	(940,437)
Accumulated other comprehensive loss	(2,511,550)	(168,278)
Total San Lotus Holding Inc. stockholders' equity	33,954,756	3,443,142
Noncontrolling interest	0	(12,679)
Total Equity	33,954,756	3,430,463
Total Liabilities and Equity	34,617,021	3,656,520

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Revenue	1,046,380	0
Cost of sales	496,071	0
Gross profit	550,309	0
General and administrative expenses	596,324	186,525
Profit (Loss) from Operations	(46,015)	(186,525)

Other income (expenses)
Interest income	101	8
Gain on sale of property and investment securities	39,121	0
Other income	13,453	0
Total other income (expense)	52,675	8
Net loss before income taxes	6,660	(186,517)
Provision for income taxes	800	0
Net loss	5,860	(186,517)
Net loss attributable to noncontrolling interest	0	(5,737)
Net loss attributable to San Lotus Holding Inc.	5,860	(180,780)

Net Loss Per Share
Basic and Diluted	0	(0)
Weighted Average Shares Outstanding:
Basic and Diluted	9,161,741	2,235,693

Other comprehensive income, net of tax:
Net loss	5,860	(186,517)
Foreign currency translation adjustment, net of tax	(2,343,270)	(168,278)
Total comprehensive income (loss)	(2,337,410)	(354,795)
Comprehensive income (loss) attributable to the noncontrolling interest	0	(5,737)
Comprehensive income (loss) attributable to San Lotus Holding Inc.	(2,337,410)	(349,058)

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 1, 2014 THROUGH DECEMBER 31, 2015

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Noncontrolling Interest	Contra Equity Other Receivable	Treasury Stock	Total
Balance, December 31, 2013	9,685,948	9,685,948	3,436,872	(759,657)	(102,733)	(6,941)	0	(8,570,963)	3,682,526
Issuance of common stock	73,996,106	73,996,106	106,708,377	0	0	0	0	0	180,704,483
Treasury Stock	0	0	0	0	0	0	0	(180,704,483)	(180,704,483)
Translation adjustment	0	0	0	0	(65,545)	0	0	0	(65,545)
Net loss	0	0	0	(180,780)	0	(5,738)	0	0	(186,518)
Balance, December 31, 2014	83,682,054	83,682,054	110,145,249	(940,437)	(168,278)	(12,679)	0	(189,275,446)	3,430,463
Issuance of common stock	35,660,060	35,660,060	0	0	0	0	0	0	35,660,060
Cancellation of treasury shares	(77,338,782)	(77,338,782)	(110,121,249)	0	0	0	0	187,460,031	0
Subscription receivable	0	0	0	0	0	0	(2,811,034)	0	(2,811,034)
Translation adjustment	0	0	0	0	(2,343,270)	12,679	0	0	(2,330,591)
Net loss	0	0	0	5,859	0	0	0	0	5,859
Balance, December 31, 2015	42,003,332	42,003,332	24,000	(934,578)	(2,511,548)	0	(2,811,034)	(1,815,415)	33,954,757

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014	2013
Cash Flows from Operating Activities
Net loss	5,860	(186,517)	(289,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,098	53,928	50,760
Loss from long-term investments	0	0	0
Gain from disposal of property and investments	(39,120)	0	0
Changes in operating assets and liabilities:
Accounts receivable	33,539	0	0
Other receivable	(6,050)	0	0
Prepaid and other current assets	(278,242)	(146,248)	45,255
Other Assets	(51,891)	3,934	(8,025)
Accountants payable	(156,612)	0	0
Accrued expenses	1,903	63,405	496
Unearned Revenue	(205,039)	0	0
Other payable	65,050	23,150	4,673
Net cash used in operating activities	(603,504)	(188,348)	(196,808)
Cash Flows from Investing Activities
Acquistion of Mao Ren, net of cash acquired	36,806	0	0
Acquistion of XO Experience, net of cash acquired	216,402	0	0
Refundable deposits	(1,778)	0	0
Purchase of property and equipment	487,355	0	22,237
Net cash used in investing activities	738,785	0	22,237
Cash Flows from Financing Activities
Issuance of common stock	0	0	0
Capital contribution	0	0	0
Net cash provided by financing activities	0	0	0
Effect of exchange rate changes on cash and cash equivalents	(12,315)	146,891	(3,549)
Net increase (decrease) in cash and cash equivalents	122,966	(41,457)	(222,594)
Cash and cash equivalents, beginning of the period	13,159	54,616	277,210
Cash and cash equivalents, ending of the period	136,125	13,159	54,616
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0	0
Income tax	800	0	0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	6,195,484	0	4,886,060
Issuance of note payable to acquire receivables	29,464,575	0	4,886,060
Issuance of common stock in settlement of note payable	6,195,484	0	4,886,060
Treasury shares acquired through land sale	1,815,415	1,815,415	0
The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc.(the “Company” or “San Lotus”), was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

The Company is in the initial stages of opening a travel agency in Taiwan through its wholly owned subsidiary, Green Forest Management Consulting Inc., a Taiwan company. The Company has not conducted business operations nor had revenues from operations since its inception. The Company’s business plan is to desig and market global travel packages and affinity travel excursions through out the world, and develop a global travel and leisure agency business.

The Company, through its recent acquisition, is engaged in the provision of travel services, including hotel reservation services, airline ticketing, and travel package in the United States.

The Company’s year-end is December 31.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $934,578 as of December 31, 2015.

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

Revenue recognition

The Company’s revenues are principally derived from providing hotel reservation, air ticketing, other travel and non-travel services. The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured, as prescribed by ASC 605-10, Revenue Recognition, Overall. These criteria as related to revenues are considered to have been met as follows:

Packaged-tour: The Company receives referral fees from travel product providers for packaged -tour products and services through its service platform and branch offices. Referral fees are recognized as commissions on a net basis after the packaged-tour service are rendered and collections are reasonably assured .

In case s where these entities undertake the majority of the business risks and acts as principal related to the travel tour services provided, revenues are recognized at gross amounts received from customers after the services are rendered. Loss due to obligations from cancelled travel services of such principal arrangement is minimal in the past.

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended December 31, 2015. The Company presents revenues from such transactions on a net basis in the consolidated statements of comprehensive income (loss), as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

Other travel services: Other travel services are mainly commissions from insurance companies for the sale of travel insurance. Customers purchase the travel insurance, and the Company remits the net amount less commission to the insurance companies. The Company recognizes revenue when the travel insurance is issued to the customer, net of estimated cancellations.

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

Estimated useful life

Property plant equipment	Estimated Useful Life
Building	40 years
Vehicles	5 years
Equipments	3~5 years

Depreciation

	As of December 31, 2015 (USD)	As of December 31, 2014 (USD)
Land	5,761,724.00	3,026,887.00
Vehicles	164,984.00	86,493.00
Equipment	91,561.00	56,042.00
Property and equipment - gross	6,018,269.00	3,515,678.00
Accumulated depreciation	(126,765.00)	(87,680.00)
Property and equipment - net	5,891,504.00	3,427,998.00
Depreciation expenses for the year	27,098.00	53,928.00

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the year ended December 31, 2015, the Company did not have any common equivalent shares.

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

Goodwill and intangible assets

Goodwill represents the excess of costs over fair value of the net assets of businesses acquired. The Company follows ASC subtopic 350-20, Intangibles-Goodwill and Other: Goodwill. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, or more frequently if certain circumstances indicate a possible impairment may exist. The Company performs its annual impairment assessment for goodwill and indefinite-lived intangible assets in December of each year.

The Company adopted ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC subtopic 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 provides an entity testing an indefinite-lived intangible asset for impairment the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances. If the Company determines, on the basis of qualitative factors, that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, further testing is required. Under the further testing, the impairment test on indefinite-lived intangible assets that are not subject to amortization consists of a comparison of the fair value of each intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Assets with definite lives are carried at cost less accumulated amortization. Intangible assets with definite lives are amortized using the straight-line method over the estimated economic life.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable and accruals, due to/from related party and shareholder accounts arising from its normal business activities.

The Company maintains cash and cash equivalents with major financial institutions.  In addition, the due to/from affiliated companies is under common control.  Management considers the risk of non-performance of these instruments to be remote.

The Company has a diversified customer-base. The Company controls credit risk related to accounts receivables through merchant credit card approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, believes that its accounts receivable related credit risk exposure beyond such allowance is limited. Based on the historical experience, Management considers the that it is low risk of non-performance of this instruments.

The Company’s business is subject to certain risks and concentrations including risks relating to the condition of the economy, outbreak of disease or the occurrence of natural or man-made disasters, dependence on relationships with travel suppliers, primarily hotels and airlines, dependence on third-party technology, internet service, utility services and telecommunications providers, exposure to risks associated with online commerce security, data privacy, online payment and credit card fraud.

Foreign Currency Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan Dollar (NTD). Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Foreign currency exchange rates

	Dec. 31, 2015	Dec. 31, 2014
Average Exchange Rate, TWD	31.927	30.382
Instant Exchange Rate, TWD	33.066	31.718
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising expense

The Company incurs advertising expenses to promote the Company’s products and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place. The Group expenses the advertising costs as incurred each time the advertisement is displayed or broadcasted. For the years ended December 31, 2015, advertising expenses were $71,656 and were recorded as operating expenses.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

NOTE 2 INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The subsidiaries were incorporated in Taiwan and are subject to Taiwan’s Income Tax Law. For the years ended December 31, 2015 and 2014, the Company recorded income tax expense of $0.

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of December 31, 2015, there were no deferred tax assets or liabilities.

NOTE 3 RELATED PARTY TRANSACTIONS

The principal related party transactions for the years ended December 31, 2015, and 2014 were as follows:

Xinpi Land

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

Miaoli Land

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

Dataoping Land

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

Glendale Condominium

In July 2015, the Company sold the condominium unit in Glendale, California to its CEO, Chih-Ying ChenTseng for a total selling price of $487,355.

XO Experience

On August 14, 2015, the Company entered into and closed on a stock purchase agreement (the "Stock Purchase Agreement") with Chih-Ying ChenTseng, our CEO and director for the acquisition of XO EXPERIENCE INC. ("XO") to acquire all of the issued and outstanding common stock of XO in exchange for US$1.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of XO Experience acquisition

XO EXPERIENCE	Aug. 14, 2015
USD ($)
Cash	216,402
Accounts receivable	40,822
Prepaid expenses and other current assets	226,973
Goodwill	249,987
Accounts payable	(220,048)
Other current liabilities	(13,293)
Unearned revenue	(500,842)
Net assets acquired	1

NOTE 4 COMMON STOCK

On March 9, 2015, The Company ‘s wholly-owned subsidiary, Green Forest, a Taiwanese corporation, has terminated the land purchase agreement dated December 27, 2013, March 13, 2014 and August 11, 2014 because the Land Seller has not conveyed to Green Forest the entire titles to the Land. Concurrently with the termination of the land purchase agreement, we have discharged all our obligations we assumed from the promissory note, and the Shares issued under the stock purchase agreements shall be cancelled from the record in our transfer agent, Computershare Inc. and Computershare Trust Company, N.A.

Common stock shares issued

COMMON STOCK - USD ($)	Jul. 02, 2015	Aug. 11, 2014	Aug. 11, 2014	Mar. 13, 2014	Dec. 27, 2013	Oct. 29, 2013	Sep. 17, 2013
Stock Issued During Period, in Shares	29,464,575	202,660,931	397,935,544	139,364,582	33,426,757	18,154,146	30,706,452
Stock Issued During Period, Value	$29,464,575	$40,957,774	$111,581,127	$28,165,582	$6,755,547	$1,815,415	$3,070,645
Price Per Share (in dollars per share)	$1.0000	$0.2021	$0.2804	$0.2021	$0.2021	$0.1000	$0.1000
Counterparty	Noteholders	Noteholders	Noteholders	Noteholders	Noteholders	Noteholders	Noteholders

NOTE 5 ACQUISITIONS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of Mao Ren acquisition

Mao Ren	March 31, 2015
USD ($)
Cash	36,806
Prepaid expenses and other current assets	12,214
Long term receivable	27,658,502
Investments	446,500
Total identifiable assets acquired	28,154,022
Current liabilities	15
Long term payable	29,102,634
Total liabilities assumed	29,102,649
Goodwill	948,628
Total consideration	1

Note 6 LONG-TERM RECEIVABLES

The Company entered into several collateral transfer agreements with the creditors in February 2010 to assign the right of debt, which was collateralized by the land. In 2011, Taiwan Taichung District Court has ordered the pay warrants to request debtor pay the Company in the amount of NT$5,851,967,413. Pursuant to the agreement, the creditors agreed with the Company to enforce and execute the auction by the court or itself against the debtor’s remaining assets. In the return, the Company is being compensated by the creditors to use the proceeds from the sale of collateralized land to reinvest or develop the collateralized land to construct the real estate and then sell. There is no timeline to pay off the long-term payable and it’s probable to pay off the debt in exchange of investments of San Lotus Holding Inc.

The Company has hired the independent appraiser to evaluate the fair value of collateralized land and recorded the long-term receivable based on the net realized value of the collaterals.

As of December 31, 2015 and 2014, the Company has the other receivable in the amount of $26,300,509 and $27,382,074, respectively.

Fair value of land

As of December 31, 2015
Fair Value (NT$)	868,504,495
Land Area (square meter)	451,839

NOTE 7 COMMITMENTS

The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

Minimum lease payments

	As of December 31, 2015
	2016	2017	2018	Total
Minimum lease payments (USD)	88,815	90,015	59,846	238,676

Rental expenses

Dec 31, 2015
Rental expenses (USD)	55,409

NOTE 8 SUBSEQUENT EVENTS

On November 27, 2015,  the court  has enforced and executed the land located in Yilan with the auction price of NTD$ 540,256,000. The court has not decided how to distribute the proceeds to the Company. The Company is unable to require further information to determine the amount at this point.