Form 10-K/A
period 2015-12-31
San Lotus Holding Inc
filed 2016-03-11
CIK 1528749

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Annual Report on Form 10-K of San Lotus Holding Inc. (the ""Form 10-K/A") is to correspond with the refilling of interactive data of San Lotus Holding Inc. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

TABLE OF CONTENTS

San Lotus Holding Inc.

Annual Report on Form 10K/A

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

ITEM 15.         EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

SIGNATURES

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those assumptions are based. These forward-looking statements are generally identified by words such as “believes,” “project,” “expect,” “anticipate,” “estimates,” “intends,” “plan,” “may,” “will continue,” and similar expressions. Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, regulatory changes, availability of capital, interest rates, competition and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. References in this Annual Report on Form 10-K/A to “we,” “us,” “our,” “San Lotus” and the “Company” are to San Lotus Holding Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

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

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We acquired certain land and canceled certain land transactions in Taiwan (R.O.C.), which is specifically described in Item 2 of our annual report on Form 10-K/A filed on March 30, 2015( as amended by the Form 10K/A filed on July 7, 2015).

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

Elements Innovation Co. Ltd.

E United Group

Taiwan Land Development Inc.

ITEM 1A.             RISK FACTORS

Our business is subject to many factors that could materially or adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements made in this Annual Report on Form 10-K/A. Those risk factors are outlined below.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

We received comment letters from the Securities and Exchange Commission (the “SEC”) dated October 28, 2014, November 24, 2014, and December 18, 2014 regarding our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 and Quarterly Reports on Form 10-Q for Fiscal Quarter Ended June 30, 2014. These comments are unresolved as of March 7, 2016. However, we have filed with the SEC responses to the comment letters and we are in the process of responding to the third comment letter.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of San Lotus Holding Inc. (“San Lotus” or the “Company”) should be read in conjunction with our financial statements that are included elsewhere in this Annual Report on Form 10-K/A. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations to “us,” “we,” “our” and similar terms refer to the Company. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions are used to identify forward-looking statements.

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

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

 There has been no compensation awarded to, earned by, or paid to any of our executive officers or directors for the period from inception through the date filing this Annual Report on Form 10-K/A.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through the date filing this Annual Report on Form 10-K/A.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised for the period from inception through the date filing this Annual Report on Form 10-K/A.

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

10.54

Land Selling Agreement, dated as of December 4, 2014, between Green Forest Management Consulting Inc. and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.53 to Form 10-K/A filed March 30, 2015)

10.55

Stock Purchase Agreement, dated as of March 31, 2015, between Green Forest Management Consulting Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 2, 2015)

10.56

Land Purchase Agreement, dated as of March 31, 2015, between Green Forest Management Consulting Inc. and Yu, Chien-Yang (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed April 3, 2015)

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

Dated: March 10, 2016.

                                                                                                                SAN LOTUS HOLDING INC.

                                                                                                                By: /s/ Chen,Kuan-Yu

                                                                                                                        Chen, Kuan-Yu

                                                                                                                        Chairman

                                                                                                                By:/s/ Lin, Mu Chen

                                                                                                                        Lin, Mu Chen

                                                                                                                        Principal Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen Kuan-Yu and Lin Mu Chen, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K/A for the Company’s 2013 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

SIGNATURE	TITLE
/s/ Chen, Kuan-Yu	Chairman, Director (Principal Executive Officer)
Chen, Kuan-Yu
/s/ Lin, Mu Chen
Lin, Mu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Yu, Chien Yang
Yu, Chien Yang	Vice President, Director

CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (incorporated herein by reference to Exhibit 99.1 in this Form 10-K/A)

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