Form 10-Q
period 2016-03-31
San Lotus Holding Inc
filed 2016-05-06
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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



As of March 31, 2016, 42,003,333 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended March 31, 2016

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	14,184	136,125
Prepaid and other current assets	1,045,752	469,008
Total Current Assets	1,059,936	605,133
Property and equipment, net	6,008,269	5,891,504
Goodwill	1,167,726	1,145,848
Other receivable-noncurrent	27,079,269	26,967,654
Other assets	7,049	6,882
Total Assets	35,322,250	34,617,021

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	44,317	39,118
Accrued liabilities	252,427	327,344
Unearned revenue	207,580	295,803
Total Current Liabilities	504,325	662,265

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	-1,815,415	-1,815,415
Common stock, outstanding	40,211,918	40,211,918
Less: Subscription receivable	-2,879,303	-2,811,034
Accumulated deficit	-883,932	-934,578
Accumulated other comprehensive loss	-1,630,757	-2,511,550
Total San Lotus Holding Inc. stockholders' equity	34,817,926	33,954,756
Noncontrolling interest	0	0
Total Equity	34,817,926	33,954,756
Total Liabilities and Equity	35,322,250	34,617,021

Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1	1
Treasury Stock, shares	1,815,415	1,815,415
Common stock, outstanding shares	40,187,918	40,187,918

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2016	2015
Revenue	279,402	0
Cost of sales	64,724	0
Gross profit	214,678	0
General and administrative expenses	164,034	45,321
Profit (Loss) from Operations	50,644	-45,321

Other income (expenses)
Interest income	1	0
Total other income (expense)	1	0
Net loss before income taxes	50,645	-45,321
Provision for income taxes		0
Net income (loss)	50,645	-45,321
Net loss attributable to noncontrolling interest	0
Net income (loss) attributable to San Lotus Holding Inc.	50,645	-45,321

Net Loss Per Share
Basic and Diluted	0.00	-0.01
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	4,527,558

Other comprehensive income, net of tax:
Net income (loss)	50,645	-45,321
Foreign currency translation adjustment, net of tax		-218,454
Total comprehensive income (loss)	50,645	-263,775
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	50,645	-263,775

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net income (loss)	50,645	-45,321
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,687	7,460
Changes in operating assets and liabilities:
Accountants receivable	-17,115
Other receivable	-66
Prepaid and other current assets	-37,569	-23,593
Other Assets	8,409
Accountants payable	-75,934
Accrued expenses	15,430
Unearned Revenue	-88,223
Other payable	-1,600
Net cash used in operating activities	-121,336	-61,454
Cash Flows from Investing Activities
Acquistion of Mao Ren, net of cash acquired		36,806
Net cash provided by (used in) investing activities	0	36,806
Cash Flows from Financing Activities
Issuance of common stock	0	0
Capital contribution	0	0
Net cash provided by financing activities	0	0
Effect of exchange rate changes on cash and cash equivalents	-605	58,354
Net increase (decrease) in cash and cash equivalents	-121,941	33,706
Cash and cash equivalents, beginning of the year	136,125	13,096
Cash and cash equivalents, ending of the year	14,184	46,802
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax		0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	6,195,484

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc.(the "Company" or "San Lotus"), was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.

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

The Company's year-end is December 31.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $883,932 as of March 31, 2016.

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

Revenue recognition

The Company's revenues are principally derived from providing hotel reservation, air ticketing, other travel and non-travel services. The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured, as prescribed by ASC 605-10, Revenue Recognition, Overall. These criteria as related to revenues are considered to have been met as follows:

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

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended March 31, 2016. The Company presents revenues from such transactions on a net basis in the consolidated statements of comprehensive income (loss), as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

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

Estimated useful life

Property plant equipment	Estimated Useful Life
Building	40 years
Vehicles	5 years
Equipments	3~5 years

Depreciation

	As of March 31, 2016 (USD)	As of December 31, 2015 (USD)
Land	5,901,653.00	5,761,724.00
Vehicles	165,667.00	164,984.00
Equipment	93,784.00	91,561.00
Property and equipment - gross	6,161,104.00	6,018,269.00
Accumulated depreciation	(152,835.00)	(126,765.00)
Property and equipment - net	6,008,270.00	5,891,504.00
Depreciation expenses for the year	24,687.00	27,098.00

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the year ended March 31, 2016, the Company did not have any common equivalent shares.

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

The Company's business is subject to certain risks and concentrations including risks relating to the condition of the economy, outbreak of disease or the occurrence of natural or man-made disasters, dependence on relationships with travel suppliers, primarily hotels and airlines, dependence on third-party technology, internet service, utility services and telecommunications providers, exposure to risks associated with online commerce security, data privacy, online payment and credit card fraud.

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

Foreign currency exchange rates

	Mar. 31, 2016	Dec. 31, 2015
Average Exchange Rate, TWD	33.314	31.927
Instant Exchange Rate, TWD	32.282	33.066
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising expense

The Company incurs advertising expenses to promote the Company's products and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place. The Group expenses the advertising costs as incurred each time the advertisement is displayed or broadcasted. For the years ended March 31, 2016, advertising expenses were $53,890 and were recorded as operating expenses.

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

The subsidiaries were incorporated in Taiwan and are subject to Taiwan's Income Tax Law. For the years ended March 31, 2016, the Company recorded income tax expense of $0.

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of March 31, 2016, there were no deferred tax assets or liabilities.

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

NOTE 4 COMMON STOCK

On March 9, 2015, The Company's wholly-owned subsidiary, Green Forest, a Taiwanese corporation, has terminated the land purchase agreement dated December 27, 2013, March 13, 2014 and August 11, 2014 because the Land Seller has not conveyed to Green Forest the entire titles to the Land. Concurrently with the termination of the land purchase agreement, we have discharged all our obligations we assumed from the promissory note, and the Shares issued under the stock purchase agreements shall be cancelled from the record in our transfer agent, Computershare Inc. and Computershare Trust Company, N.A.

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

Note 6 LONG-TERM RECEIVABLES

The Company entered into several collateral transfer agreements with the creditors in February 2010 to assign the right of debt, which was collateralized by the land. In 2011, Taiwan Taichung District Court has ordered the pay warrants to request debtor pay the Company in the amount of NT$5,851,967,413. Pursuant to the agreement, the creditors agreed with the Company to enforce and execute the auction by the court or itself against the debtor's remaining assets. In the return, the Company is being compensated by the creditors to use the proceeds from the sale of collateralized land to reinvest or develop the collateralized land to construct the real estate and then sell. There is no timeline to pay off the long-term payable and it's probable to pay off the debt in exchange of investments of San Lotus Holding Inc.

The Company has hired the independent appraiser to evaluate the fair value of collateralized land and recorded the long-term receivable based on the net realized value of the collaterals.

As of March 31,2016 and December 31, 2015, the Company has the other receivable in the amount of $26,922,445 and $26,300,509, respectively.

Fair value of land

As of December 31, 2015
Fair Value (NT$)	868,504,495
Land Area (square meter)	451,839

NOTE 7 COMMITMENTS

The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

Minimum lease payments

	As of December 31, 2015
	2016	2017	2018	Total
Minimum lease payments (USD)	88,815	90,015	59,846	238,676

Rental expenses

Mar 31, 2016
Rental expenses (USD)	18,624

NOTE 8 SUBSEQUENT EVENTS

On November 27, 2015,  the court  has enforced and executed the land located in Yilan with the auction price of NTD$ 540,256,000. The court has not decided how to distribute the proceeds to the Company. The Company is unable to require further information to determine the amount at this point

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

We are a development stage company that plans to market global travel products to the retiring baby boomer generation in the Asian markets. We are in the initial stages of opening a travel agency in Taiwan, Republic of China. On May 21, 2012, we obtained a license from the Investment Commission, Ministry of Economic Affairs, Taiwan (R.O.C.) to invest into Taiwan through our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) company. We anticipate that we will be able to obtain this approval by the end of 2016. The challenges we anticipate in obtaining the necessary approvals to operate a travel agency in Taiwan (as well as in other countries) primarily involves meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. These challenges have already been addressed by starting our business in Taiwan (as referenced in Risk Factors under government approval). We expect to begin generating revenue in Taiwan in April 2016, after we obtain the relevant licenses and approval from Taiwan's government.

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

Regarding the development of our travel services entity in Taiwan, our plan is to build up a successful module operation in Taiwan and to gain meaningful operational data for one year before using it as a model to replicate throughout Asia. It is critically important for us to obtain credible data in terms of the following (per module main office, plus branch officers):

1.      Start-up Cost

A.        Capital requirements - estimated $100,000 upon application license - end of 2016

B.        Statutory reserve - estimated $20,000 upon approval of license - end of 2016

C.         Fees - estimated $1,000 upon application for license - end of 2016

D.        Rent deposit - estimated $2,000 upon rental of office - end of 2016

E.         Equipment, etc. - estimated $5,000 - end of 2016

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

B.        Office rent-Green Forest-$2,000 per month-starting in September 2013

C.         Office rent-Da Ren-$1,333 per month -starting in September 2013

D.        Telecommunications - $200 per month-starting in June 2012 and $700 starting in September 2012

E.         Utilities, etc. - $500 per month- starting in September 2013

F.         Advertising - estimated $5,000 for initial television advertising development - end of 2016

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

We expect to incur the cost of obtaining wholesale inventory as soon as our license to operate a travel agency has been granted. Consequently, we will recover the cost and make a profit when inventory is turned over or sold. The profitability of our mark-up business will depend on how frequent inventory is turned.

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

We are in the process of applying for our license to operate a travel agency in Taiwan. We expect to receive approval for our business license by the end of 2016. Once proper licenses and approvals have been granted, we will need to take the following steps in generating revenue:

-         Formally launch online operations (in or after 2016)

-         Sign formal supplier agreements with product vendors that have expressed interest previously (in or after 2016)

-         Sign on additional product vendors (in or after 2016)

-         Sign profit sharing agreements with affinity groups that have expressed interest previously (completed as of the year 2012)

-         Sign on additional affinity groups (in or after 2016)

-         Hire office staff (in or after 2016)

These steps will ensure that we have sufficient product and service offerings to attract customers, both to launch our operations and on an ongoing basis going forward.

In addition to the aforementioned steps, we are in the process of investing in and developing scenic/destination real estate sites through the acquisition of land and land holding companies. We acquired certain land and canceled certain land transactions in Taiwan (R.O.C.), which is specifically described in Item 2 of our annual report on Form 10-K filed on March 9, 2016 ( as amended by the Form 10K/A filed on March 11, 2016).

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

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2016	2015
Revenue	279,402	0
Cost of sales	64,724	0
Gross profit	214,678	0
General and administrative expenses	164,034	45,321
Profit (Loss) from Operations	50,644	-45,321

Other income (expenses)
Interest income	1	0
Total other income (expense)	1	0
Net loss before income taxes	50,645	-45,321
Provision for income taxes		0
Net income (loss)	50,645	-45,321
Net loss attributable to noncontrolling interest	0
Net income (loss) attributable to San Lotus Holding Inc.	50,645	-45,321

Net Loss Per Share
Basic and Diluted	0.00	-0.01
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	4,527,558

Other comprehensive income, net of tax:
Net income (loss)	50,645	-45,321
Foreign currency translation adjustment, net of tax		-218,454
Total comprehensive income (loss)	50,645	-263,775
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	50,645	-263,775

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues.  We incurred revenue of $279,402and $0during the three months ended March 31, 2016 and 2015. The revenue was attributable to XO EXPERIENCE INC., travel agent of wholesaler.

General and Administrative Expenses.  We incurred general and administrative expenses of $164,034 and $45,321 during the three months ended March 31, 2016 and 2015, respectively. The increase was mainly attributable to combination of XO EXPERIENCE INC.

Income (loss) from operations.   Income from operations is $50,644 for the three months ended March 31, 2016, and Loss from operations for the three months ended March 31, 2015 is ($45,321).  This increase was mainly for combination of XO EXPERIENCE INC and lower development costs expended in implementing our business plan for the three-month periods ended March 31, 2016 as compared to the same period in 2015.

Other Income (expenses).  Other income was $1and $0for the three months ended March 31, 2016 and 2015. It was attributable to gain on sale of assets and disposal of investment.

Net Income (loss) Before Income Taxes.  Income before income taxes is $50,645for the three months ended March 31, 2016, and Loss before income taxes for the same period in 2015 is ($45,321).  The increase was mainly attributable to combination of XO EXPERIENCE INC.

Provision for Income Taxes.  We have no income tax liabilities for the three months ended March 31, 2016 and 2015.

Net Income (loss)  As a result of the above factors, we experienced a net income of approximately $50,645for the three months ended March 31, 2016 as compared to the net loss of approximately ($45,321) for the three months ended March 31, 2015, representing a increase of approximately $95,966This increase was primarily for operating income of XO EXPERIENCE INC and less development costs; less office rental expenses; and lower payroll expenses.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended March 31, 2016 and 2015 is $0.

Liquidity and Capital Resources

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding Inc.; Green Forest  Management Consulting Inc.; Da Ren International Development Inc.; Mao Ren International Inc.; and XO Experience Inc. to require approximately $600,000 to carry out planned operations for the next 12 months.  To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding through the private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital.

As of March 31, 2016, we had $14,184cash in the bank; $6,330 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $2,697cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Mao Ren International Inc.; $29 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; and $2,632 cash held by our wholly-owned California subsidiary, XO EXPERIENCE INC. for purposes of building our travel services business in Taiwan.

Based upon the above, we believe that Mao Ren International Inc. will not have enough funds to support themselves for remaining months. We will likely to seek additional funding through the private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. And, there can be no assurance that our existing shareholders will provide us with additional capital.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	74,496	74,496
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	74,496	74,496

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

SAN LOTUS HOLDING INC.

Date: May 3, 2016	By:	/s/Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: May 3, 2016	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer