Form 10-Q
period 2016-06-30
San Lotus Holding Inc
filed 2016-08-12
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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



As of June 30, 2016, 42,003,333 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended June 30, 2016

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	5,094	136,125
Prepaid and other current assets	469,898	469,008
Total Current Assets	474,992	605,133
Property and equipment, net	5,961,640	5,891,504
Goodwill	1,167,612	1,145,848
Other receivable-noncurrent	27,406,587	26,967,654
Other assets	7,977	6,882
Total Assets	35,018,808	34,617,021

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	0	39,118
Accrued liabilities	475,910	327,344
Unearned revenue	0	295,803
Total Current Liabilities	475,910	662,265

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	-1,815,415	-1,815,415
Common stock, outstanding	40,211,918	40,211,918
Less: Subscription receivable	-2,878,946	-2,811,034
Accumulated deficit	-1,155,270	-934,578
Accumulated other comprehensive loss	-1,634,804	-2,511,550
Total San Lotus Holding Inc. stockholders' equity	34,542,898	33,954,756
Noncontrolling interest	0	0
Total Equity	34,542,898	33,954,756
Total Liabilities and Equity	35,018,808	34,617,021
Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1.00	1.00
Treasury Stock, shares	1,815,415	1,815,415
Common stock, outstanding shares	40,187,918	40,187,918

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2016	2015
Revenue	482,421	0
Cost of sales	479,129	0
Gross profit	3,292	0
General and administrative expenses	233,412	116,831
Profit (Loss) from Operations	-230,120	-116,831

Other income (expenses)
Interest income	3	3
Gain on Sale of Property	9,786	0
Other Loss	-363	0
Total other income (expense)	9,426	3
Net loss before income taxes	-220,694	-116,828
Provision for income taxes	0	0
Net income (loss)	-220,694	-116,828
Foreign currency translation adjustment, net of tax	0	-13,137
Total comprehensive income (loss)	-220,694	-129,965
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	-220,694	-129,965
Net loss attributable to noncontrolling interest	0	0
Net income (loss) attributable to San Lotus Holding Inc.	-220,694	-116,828

Net Loss Per Share
Basic and Diluted	-0.02	-0.02
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	7,574,257

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net income (loss)	-220,694	-116,828
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,016	15,007
Gain on Sale of Property	-9,786	0
Changes in operating assets and liabilities:
Accounts receivable	-22,176	0
Other receivable	-44,325	25,000
Prepaid and other current assets	257,867	-10,665
Other Assets	2,603	0
Accounts payable	-114,265	0
Accrued expenses	11,256	12,511
Unearned Revenue	-295,803	0
Other payable	225,335	52,842
Net cash used in operating activities	-173,972	-22,133
Cash Flows from Investing Activities
Acquistion of Mao Ren, net of cash acquired	0	36,806
Refundable deposits	-929	0
Disposal of property and equipment	44,000	0
Net cash provided by (used in) investing activities	43,071	36,806
Cash Flows from Financing Activities
Issuance of common stock	0	0
Capital contribution	0	0
Net cash provided by financing activities	0	0
Effect of exchange rate changes on cash and cash equivalents	-130	270
Net increase (decrease) in cash and cash equivalents	-131,031	14,943
Cash and cash equivalents, beginning of the year	136,125	13,159
Cash and cash equivalents, ending of the year	5,094	28,102
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax	0	0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	6,195,484
Issuance of Common stock in settlement of note payable	0	6,195,484
Issuance of note payable to acquire receivables	0	29,464,575

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,155,270 as of June 30, 2016.

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

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended June 30, 2016. The Company presents revenues from such transactions on a net basis in the consolidated statements of comprehensive income (loss), as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

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

Estimated useful life

Property plant equipment	Estimated Useful Life
Building	40 years
Vehicles	5 years
Equipments	3~5 years

Depreciation

	As of June 30, 2016 (USD)	As of December 31, 2015 (USD)
Land	5,900,922.00	5,761,724.00
Vehicles	42,309.00	164,984.00
Equipment	79,835.00	91,561.00
Property and equipment - gross	6,023,066.00	6,018,269.00
Accumulated depreciation	(61,426.00)	(126,765.00)
Property and equipment - net	5,961,640.00	5,891,504.00

	As of June 30, 2016 (USD)	As of December 31, 2015 (USD)
Depreciation Expense	36,016	27,098

In June 2016, The Company has sold vehicles, details of which are listed below.

As of June 30, 2016 (USD)
vehicle sale proceeds	44,000
vehicle accumulated depreciation	34,214
vehicle gain on sale	9,786

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the year ended June 30, 2016, the Company did not have any common equivalent shares.

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

Income TaxesThe company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.

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

Foreign currency exchange rates

	Jun. 30, 2016	Dec. 31, 2015
Average Exchange Rate, TWD	32.446	31.927
Instant Exchange Rate, TWD	32.286	33.066
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising expense

The Company incurs advertising expenses to promote the Company’s products and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place. The Group expenses the advertising costs as incurred each time the advertisement is displayed or broadcasted. For the years ended June 30, 2016, advertising expenses were $56,550 and were recorded as operating expenses.

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

The subsidiaries were incorporated in Taiwan and are subject to Taiwan’s Income Tax Law. For the years ended June 30, 2016, the Company recorded income tax expense as below.

As of June 30, 2016 (USD)
income tax expense	0

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of June 30, 2016, there were no deferred tax assets or liabilities.

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

As of June 30,2016 and December 31, 2015, the Company has the other receivable in the following amounts:

	As of June 30,2016 (USD)	As of December 31, 2015 (USD)
other receivable	26,919,420	26,300,509

Fair value of land

As of December 31, 2015
Fair Value (NT$)	868,504,495
Land Area (square meter)	451,839

NOTE 7 COMMITMENTS

The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

Minimum lease payments

	As of December 31, 2015
	2016	2017	2018	Total
Minimum lease payments (USD)	88,815	90,015	59,846	238,676

Rental expenses

Jun 30, 2016
Rental expenses (USD)	26,170

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2016	2015
Revenue	482,421	0
Cost of sales	479,129	0
Gross profit	3,292	0
General and administrative expenses	233,412	116,831
Profit (Loss) from Operations	-230,120	-116,831

Other income (expenses)
Interest income	3	3
Gain on Sale of Property	9,786	0
Other Loss	-363	0
Total other income (expense)	9,426	3
Net loss before income taxes	-220,694	-116,828
Provision for income taxes	0	0
Net income (loss)	-220,694	-116,828
Foreign currency translation adjustment, net of tax	0	-13,137
Total comprehensive income (loss)	-220,694	-129,965
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	-220,694	-129,965
Net loss attributable to noncontrolling interest	0	0
Net income (loss) attributable to San Lotus Holding Inc.	-220,694	-116,828

Net Loss Per Share
Basic and Diluted	-0.02	-0.02
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	7,574,257

 Comparison of Six Months Ended June 30, 2016 and 2015

Revenues.  We incurred revenue of $482,421and $0 during the six months ended June 30, 2016 and 2015. The revenue was attributable to XO EXPERIENCE INC., travel agent of wholesaler.

General and Administrative Expenses.  We incurred general and administrative expenses of $233,412 and $116,831 during the six months ended June 30, 2016 and 2015, respectively. The increase was mainly attributable to combination of XO EXPERIENCE INC.

Income (loss) from operations.   Loss from operations is $(230,120) for the six months ended June 30, 2016, and Loss from operations for the six months ended June 30, 2015 is ($116,831).  This decrease was mainly for combination of XO EXPERIENCE INC and lower development costs expended in implementing our business plan for the six-month periods ended June 30, 2016 as compared to the same period in 2015.

Other Income (expenses).  Other income was $9,426and $3for the six months ended June 30, 2016 and 2015. It was attributable to gain on sale of assets and disposal of investment.

Net Income (loss) Before Income Taxes.  Loss before income taxes is $220,694 for the six months ended June 30, 2016, and Loss before income taxes for the same period in 2015 is ($116,828).  The increase was mainly attributable to combination of XO EXPERIENCE INC.

Provision for Income Taxes.  We have no income tax liabilities for the six months ended June 30, 2016 and 2015.

Net Income (loss)  As a result of the above factors, we experienced a net loss of approximately $220,694for the six months ended June 30, 2016 as compared to the net loss of approximately ($116,828) for the six months ended June 30, 2015, representing a decrease of approximately $103,866. This decrease was primarily for operating loss of XO EXPERIENCE INC.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended June 30, 2016 and 2015 is $0.

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

As of June 30, 2016, we had $3,088cash in the bank; $1,844 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $132 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Mao Ren International Inc.; $30 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; and $0 cash held by our wholly-owned California subsidiary, XO EXPERIENCE INC. for purposes of building our travel services business in Taiwan.

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	52,340	52,340
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	52,340	52,340

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

Item 6. xhibits.

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

SAN LOTUS HOLDING INC.

Date: August 8, 2016	By:	/s/ Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: August 8, 2016	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer