Form 10-Q
period 2016-09-30
San Lotus Holding Inc
filed 2016-11-04
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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



As of September 30, 2016, 42,003,333 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended September 30, 2016

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	53,424	136,125
Prepaid and other current assets	1,325,808	469,008
Total Current Assets	1,379,232	605,133
Property and equipment, net	6,133,563	5,891,504
Goodwill	1,194,674	1,145,848
Other receivable-noncurrent	27,280,037	26,967,654
Other assets	8,052	6,882
Total Assets	35,995,558	34,617,021

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	0	39,118
Accrued liabilities	506,484	327,344
Unearned revenue	0	295,803
Total Current Liabilities	506,484	662,265

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	-1,815,415	-1,815,415
Common stock, outstanding	40,211,918	40,211,918
Less: Subscription receivable	-2,963,389	-2,811,034
Accumulated deficit	-1,202,200	-934,578
Accumulated other comprehensive loss	-557,255	-2,511,550
Total San Lotus Holding Inc. stockholders' equity	35,489,074	33,954,756
Noncontrolling interest	0	0
Total Equity	35,489,074	33,954,756
Total Liabilities and Equity	35,995,558	34,617,021
Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1.00	1.00
Treasury Stock, shares	1,815,415	1,815,415
Common stock, outstanding shares	40,187,918	40,187,918

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Revenue	482,421	599,942
Cost of sales	479,129	241,647
Gross profit	3,292	358,295
General and administrative expenses	280,342	344,135
Profit (Loss) from Operations	-277,050	14,160

Other income (expenses)
Interest income	4	42
Gain on Sale of Property	9,786	39,121
Other Loss	-363	0
Total other income (expense)	9,427	39,163
Net income (loss) before income taxes	-267,623	53,323
Provision for income taxes	0	800
Net income (loss)	-267,623	52,523
Foreign currency translation adjustment, net of tax	0	-2,400,026
Total comprehensive income (loss)	-267,623	-2,347,503
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	-267,623	-2,347,503
Net loss attributable to noncontrolling interest	0	0
Net income (loss) attributable to San Lotus Holding Inc.	-267,623	52,523

Net Loss Per Share
Basic and Diluted	-0.02	0.01
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	8,635,487

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Cash Flows from Operating Activities
Net income (loss)	-267,623	52,523
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,697	19,224
Gain on Sale of Property	-9,786	-39,120
Changes in operating assets and liabilities:
Accounts receivable	-22,176	0
Other receivable	928,679	0
Prepaid and other current assets	258,356	36,347
Other Assets	-898,727	-1,386
Accounts payable	-114,265	-213,837
Accrued expenses	12,432	37,684
Unearned Revenue	-295,803	-301,982
Other payable	246,116	0
Net cash used in operating activities	-123,100	-410,547
Cash Flows from Investing Activities
Acquistion of Mao Ren, net of cash acquired	0	36,806
Acquistion of XO Experience, net of cash acquired		216,402
Refundable deposits	-797	-1,774
Purchase of property and equipment	-436	0
Disposal of property and equipment	44,000	487,355
Net cash provided by (used in) investing activities	42,767	738,789
Cash Flows from Financing Activities
Issuance of common stock	0	0
Capital contribution	0	0
Net cash provided by financing activities	0	0
Effect of exchange rate changes on cash and cash equivalents	-2,368	1,858
Net increase (decrease) in cash and cash equivalents	-82,701	330,100
Cash and cash equivalents, beginning of the year	136,125	13,159
Cash and cash equivalents, ending of the year	53,424	343,259
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax	0	800
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	6,195,484
Issuance of Common stock in settlement of note payable	0	6,195,484
Issuance of note payable to acquire receivables	0	29,464,575
Issuance of common stock in settlement of note payable	0	29,464,575

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of ($1,202,200) as of September 30, 2016.

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

Estimated useful life

Property plant equipment	Estimated Useful Life
Building	40 years
Vehicles	5 years
Equipments	3~5 years

Depreciation

	As of September 30, 2016 (USD)	As of December 31, 2015 (USD)
Land	6,074,002.00	5,761,724.00
Vehicles	69,939.00	164,984.00
Equipment	56,671.00	91,561.00
Property and equipment - gross	6,200,612.00	6,018,269.00
Accumulated depreciation	(67,049.00)	(126,765.00)
Property and equipment - net	6,133,563.00	5,891,504.00

	As of September 30, 2016 (USD)	As of December 31, 2015 (USD)
Depreciation Expense	39,697	27,098

In June 2016, The Company has sold vehicles, details of which are listed below.

As of June 30, 2016 (USD)
vehicle sale proceeds	44,000
vehicle accumulated depreciation	34,214
vehicle gain on sale	9,786

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the year ended September 30, 2016, the Company did not have any common equivalent shares.

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

Foreign currency exchange rates

	Sep. 30, 2016	Dec. 31, 2015
Average Exchange Rate, TWD	32.482	31.927
Instant Exchange Rate, TWD	31.366	33.066
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Statement of Cash Flows

Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Advertising expense

The Company incurs advertising expenses to promote the Company’s products and services. The Company expenses the production costs associated with advertisements in the period in which the advertisement first takes place. The Group expenses the advertising costs as incurred each time the advertisement is displayed or broadcasted. For the years ended September 30, 2016, advertising expenses were $56,550 and were recorded as operating expenses.

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

The subsidiaries were incorporated in Taiwan and are subject to Taiwan’s Income Tax Law. For the years ended September 30, 2016, the Company recorded income tax expense as below.

As of September 30, 2016 (USD)
income tax expense	0

San Lotus has not yet realized income as of the date of this report, and no provision for income taxes has been made.

As of September 30, 2016, there were no deferred tax assets or liabilities.

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

XO Experience

On August 14, 2015, the Company entered into and closed on a stock purchase agreement (the “Stock Purchase Agreement”) with Chih-Ying Chen Tseng, our CEO and director for the acquisition of XO EXPERIENCE INC. (“XO”) to acquire all of the issued and outstanding common stock of XO in exchange for US$1.

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

As of September 30,2016 and December 31, 2015, the Company has the other receivable in the amounts shown below.

	As of September 30, 2016 (USD)	As of December 31, 2015 (USD)
other receivable	26,760,348	26,300,509

Fair value of land

As of December 31, 2015
Fair Value (NT$)	868,504,495
Land Area (square meter)	451,839

NOTE 7 COMMITMENTS

The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

Minimum lease payments

	As of December 31, 2015
	2016	2017	2018	Total
Minimum lease payments (USD)	88,815	90,015	59,846	238,676

Rental expenses

Sep. 30, 2016
Rental expenses (USD)	35,926

NOTE 8 SUBSEQUENT EVENTS

On November 27, 2015,  the court  has enforced and executed the land located in Yilan with the auction price of NTD$ 540,256,000. The court has not decided how to distribute the proceeds to the Company. The Company is unable to require further information to determine the amount at this point.

On July 28, 2016, the court has enforced and executed the land located in Pingdon and dsitribute the proceeds to Company with the amount of NTD$ 29,139,420. On December 31, 2016, the Company will hire the independent appraiser to evaluate the fair value of undisposed collateralized land and recorded the long-term receivable based on the net realized value of the collaterals.

On August 31, 2016, we entered into an agreement to purchase stock & creditor’s right with Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Film Inc., to purchase the outstanding 10,000 shares of AHI Film Inc. (the “AHI Film Shares”) in exchange for US$1, and the closing of transaction under Agreement I shall be held on January 1, 2017.

On August 31, 2016, we entered into an agreement to purchase stock & creditor’s right with Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Records Inc., to purchase 10,000 shares of AHI Records Inc. (the “AHI Records Shares”) in exchange for US$1, and the closing of transaction under Agreement II shall be held on January 1, 2017.

On August 31, 2016, we entered into a stock purchase agreement with Chang, Hsin-Yu (the “Seller”), the sole shareholder of San Lotus Holding Inc. registered in British Virgin Islands (the “BVI Company”), to purchase the outstanding 50,000 shares of BVI Company (the “BVI Shares”) in exchange for US$1, and the closing of transaction under Agreement III shall be held on January 1, 2017.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2016	2015
Revenue	482,421	599,942
Cost of sales	479,129	241,647
Gross profit	3,292	358,295
General and administrative expenses	280,342	344,135
Profit (Loss) from Operations	-277,050	14,160

Other income (expenses)
Interest income	4	42
Gain on Sale of Property	9,786	39,121
Other Loss	-363	0
Total other income (expense)	9,427	39,163
Net income (loss) before income taxes	-267,623	53,323
Provision for income taxes	0	800
Net income (loss)	-267,623	52,523
Foreign currency translation adjustment, net of tax	0	-2,400,026
Total comprehensive income (loss)	-267,623	-2,347,503
Comprehensive income (loss) attributable to the noncontrolling interest	0	0
Comprehensive income (loss) attributable to San Lotus Holding Inc.	-267,623	-2,347,503
Net loss attributable to noncontrolling interest	0	0
Net income (loss) attributable to San Lotus Holding Inc.	-267,623	52,523

Net Loss Per Share
Basic and Diluted	-0.02	0.01
Weighted Average Shares Outstanding:
Basic and Diluted	10,723,343	8,635,487

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues.  We incurred revenue of $482,421and $599,942 during the nine months ended September 30, 2016 and 2015. The revenue was attributable to XO EXPERIENCE INC., travel agent of wholesaler.

General and Administrative Expenses.  We incurred general and administrative expenses of $280,342and $241,647during the nine months ended September 30, 2016 and 2015, respectively. The increase was mainly attributable to combination of XO EXPERIENCE INC.

Income (loss) from operations.   Loss from operations is $(277,050) for the nine months ended September 30, 2016 and income from operations is $14,160 for the nine months ended September 30, 2015. This decrease was attributable to XO EXPERIENCE INC higher operating costs expended in implementing our business plan for the nine-month periods ended September 30, 2016 as compared to the same period in 2015.

Other Income (expenses).  Other income was $9,427and $39,163for the nine months ended September 30, 2016 and 2015. It was attributable to gain on sale of assets and disposal of investment.

Net Income (loss) Before Income Taxes.  Loss before income taxes is $(267,623) for the nine months ended September 30, 2016 and income before income taxes is $53,323 for the nine months ended September 30 2015.  The decrease was mainly attributable to XO EXPERIENCE INC higher operating costs expended in implementing our business plan.

Provision for Income Taxes.  We have$0 and $800  income tax expense for the nine months ended September 30, 2016 and 2015.

Net Income (loss)  As a result of the above factors, we experienced a net loss of approximately  $(267,623) and net income $52,523for the nine months ended September 30, 2016 and 2015, representing a decrease of approximately $(320,146). This decrease was primarily for more operating cost of XO EXPERIENCE INC.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest ended September 30, 2016 is and 2015 is $0.

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

As of September 30, 2016, we had $53,424 cash in the bank; $4,834 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $3,250 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Mao Ren International Inc.; $30 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; and $0 cash held by our wholly-owned California subsidiary, XO EXPERIENCE INC. for purposes of building our travel services business in Taiwan.

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

Item 6. Exhibits.

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

SAN LOTUS HOLDING INC.

Date: November 3, 2016	By:	/s/ Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: November 3, 2016	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer