Form 10-K
period 2016-12-31
San Lotus Holding Inc
filed 2017-05-12
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-176694

SAN LOTUS HOLDING INC.

(Exact name of registrant as specified in its charter)

California	45-2960145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2387 S HACIENDA BLVD HACIENDA HEIGHTS CA 91745
(Address of principal executive office and zip code)
626-961-6522
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

Lar Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2016, was $37,792,700. All executive officers of the registrant have been deemed “affiliates” solely for the purpose of this calculation.

Number of shares of Common Stock outstanding as of May 12, 2017: 39,725,558 shares of common stock.

TABLE OF CONTENTS

San Lotus Holding Inc.

Annual Report on Form 10K

For the Fiscal Year ended December 31, 2016

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

)

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

ITEM 1.                BUSINESS

DESCRIPTION OF BUSINESS

San Lotus Holding Inc was incorporated in the State of Nevada on June 21, 2011. We changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015. There are two main segments to our business - (1) travel services and (2) development of destination real estate.

Travel Services - this part of our business aims to market travel products to the growing "retired baby boomer" market, which an initial focus on the Asian market, via developing and operating a global travel and leisure agency business. We also had plans to develop joint ventures with partners in Asia to develop further potential travel related services to the market.

The significant transaction to enter the travel business ultimately occurred on August 14, 2015, when we purchased XO Experience Inc. ("XO"), a company based in Rosemead, California. We purchased XO for $1 and a cash infusion of $150,000 into the business. XO was incorporated at the end of fiscal year 2013, although it had carried nominal business until the time of the purchase. This was a related party transaction because the owner of the travel business was also the Chairman of our Company at the time. He has resigned in January 2016. Our then chairman owned several other travel businesses at the time and the purpose of this transaction was to enable our Company to enter the travel market. In conjunction with the acquisition of XO, we had a series of various letter of intent with other travel agencies in both Canada and the US to acquire their locations through our then Chairman's connections, including those travel agencies owned by him. We also explored setting up travel agencies in Taiwan and purchasing travel agencies in other countries in our quest to enter the international travel business. These ultimately did not complete once our former chairman resigned in January 2016, and accordingly, our sole entrance into the market included only the purchase of XO.

XO provided two types of services - (1) Customers would purchase tour packages to their travel destinations through XO, including accommodation, ground transportation and arranged tours, etc. We would then purchase the actual tours from local tour operators who provide the services and we would mark up our services accordingly. Effectively, we act as agents to our customer. (2) We retail travel products, such as plane tickets, and earn commission from our suppliers. After the departure of our former Chairman in January 2016, we continued to operate XO, although experiencing challenges in operating the business without our former Chairman, who was also the previous owner of XO. During the fourth quarter of 2016, we ultimately decided to dissolve XO and are in the process of dissolving the company. We have therefore considered XO to be a discontinued operation.

XO was a brick and mortar location in 9368 Valley Boulevard, Suite 2, Rosemead California. Up until our exit of that business, that location also served as our principal executive office. Since the end of 2016, the location of the principle office has been moved, by virtue of our executive team, to Taiwan under the address of 3F B302C, No. 185 Kewang Road, Longtan District, Taoyuan City, Taiwan.

We have currently exited the travel business and are focusing on our current assets, being the rights to land proceeds as described below.

Development of Destination Real Estate - Prior to the acquisition of XO, we also acquired several parcels of land as described in Item 2 Properties. We have not developed these properties, nor have we entered into any contracts with developers. Until we have adequate cash for development work or obtain additional financing, we will hold the land until such time.

Although there have been a number of attempts to acquire more land in the past, our landmark event occurred on March 31, 2015 when we purchased Mao Ren International Inc. ("Mao Ren"), a company incorporated under the laws of Taiwan (R.O.C.). Mao Ren was set up as an entity, by and on behalf of creditors, to recover the remaining assets to a Taiwanese company out of Taiwan. The Taiwanese company relates to funds raised by a Taiwanese company, approximately $300 million (including all interest and penalties), to invest in real estate deals in Taiwan. This scheme promised above-market monthly returns to close to 3,000 investors and after several years of rapid expansion, it became evident that the scheme was unsustainable and resulted in its eventual collapse. After the collapse, these investors/creditors neither had the power nor the resources to recover their share of the money owed. After several attempts, Mao Ren was ultimately incorporated as a brand new entity to seek the liquidation to the properties of debtor for and on behalf of the investors/creditors. Accordingly, Mao Ren owned the liquidation rights to the properties of debtor. While owning the liquidation rights to the properties of debtor, Mao Ren was obligated to pay the creditors NTD$913,401,823. After our acquisition of Mao Ren, we assumed the obligation paying the creditors the NTD$913,401,823 on June 12, 2015. The obligation was settled by issuing to them and their designees 29,464,575 shares of our common stock on June 12, 2015. While the obligation was settled by the issuance of shares, we retain the liquidation rights aforementioned. Mao Ren had initially assessed the value of the liquidation rights as NTD$913,401,823 prior to acquisition. But, we have reassessed the value of the liquidation rights as NTD$568,111,416 which incorporated the cash proceeds received from the land sales that occurred in 2016.

Courts in Taiwan have recognized our liquidation rights to the properties of debtor, and therefore administer the actual liquidation of the lands of the debtor with Mao Ren that has the priority to receive the proceeds from such liquidation. During 2016, the courts liquidated a large plot of land and realized proceeds of NTD$304,792,503. The courts did not set aside any amount for the creditors that cannot be reached and have not come forward to place the claim during the process, and therefore we believe Mao Ren does not have a resulting financial liability to such creditor as of the date of this report.

Currently, the courts are in the process of liquidating the remaining land parcels and we expect to realize cash from those sales during fiscal year 2017 and going forward. Once we realize the cash, our plans are to look at other plots of land in Asia, with a focus on the real property in Japan.

We have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include as follows: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of the significant transaction to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016.These transactions subsequently were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but are not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. Through these acquisitions, key personnel have been retained to ensure that crucial functions to media production are kept in house for future development. We have concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through the significant transaction on August 31, 2016 and subsequently closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), we have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development. Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development.

ITEM 1A.             RISK FACTORS

Our business is subject to many factors that could materially or adversely affect our future performance and cause our actual results to differ materially from those expressed or implied by any forward-looking statements made in this Annual Report on Form 10-K Those risk factors are outlined below.

Risks Related to Our Business

WE MAY NOT REALIZE FULL VALUE ON OUR OWNED PROPERTIES AND/OR RIGHTS ON PROPERTIES WHEN SUCH OWNERSHIP AND/OR RIGHTS ARE SOLD

Realization of value on our owned properties and rights on the properties of our debtor may require private sale, public sale or court auction. Timing of such sales, which can be a result of forced action by certain parties (other rights owner and/or creditors), may not correspond to the most ideal market conditions for realizing full value of our assets. Particularly in the case of court auction, credits (both private and public) have the rights to petition for public auction at any time - including periods of even the worst of market conditions. Additionally, since we may only have qualified ownership over certain pieces of our owned properties, we may not always have market conditions lined up for realizing full value of our assets.

WE MAY EXPERIENCE PROLONGED DELAYS BETWEEN SALE OF OUR OWNED PROPERTIES OR THE PROPERTIES OF OUR DEBTOR AND RECEIVING THE CASH PROCEEDS.

In case of courts’ auction of the properties of our debtor, courts and enforcements agencies are required by law to follow regulatory procedures in an attempt to ensure all creditors receive their due share of the auction proceeds. As such, procedural correspondence, both preceding and following the auction, often can delay the timing of proceed distribution for months. It is common to see such delays amount to years. There may also be instances where we do not collect the full allocated amount due to pending disputes. In such cases, the courts typically distribute the portion of proceeds without dispute and hold on to the disputed portion until such disputes have been resolved.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our services will require the commitment of substantial resources of approximately $600,000 over the next 12 months to implement the next stages of our business plan. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offerings of our equity securities. We have no current plans for additional financing. As of May 12, 2017, we had $123,721 cash in the bank; $526,959 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $327 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; $93,995 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc.; $0 cash held by our wholly-owned California subsidiary, XO Experience Inc.; $34,384 cash held by our wholly-owned California subsidiary, AHI Film Inc.; $2,831 cash held by our wholly-owned California subsidiary, AHI Records Inc.; and $386 cash held by our wholly-owned British Virgin Islands subsidiary, San Lotus Holding Inc.

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

OUR OFFICERS AND DIRECTORS CONTROL 82 PERCENT OF THE COMPANY GIVING THEM SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

Because our officers and directors together hold 82 percent of our common stock, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. They may also be able to determine their compensation.

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

Not applicable.

ITEM 2.                PROPERTIES

OFFICE

San Lotus presently rents office space in Taiwan. Our office is at the following location:

San Lotus Holding Inc.

3F  B302C, No. 185 Kewang Road

Longtan Township, Taoyuan County 325

Taiwan (R.O.C.)

+886-3-4072339 & +886-3-4071534 fax

OWNED PROPERTIES

A. 37,273.68 SQUARE METERS OF LAND IN DARONG SECTION, BEITUN DISTRICT OF TAICHUNG CITY, TAIWAN (R.O.C.).

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

B. 76,435 SQUARE METERS OF LAND IN Miaoli County, Taiwan (R.O.C.), TAIWAN (R.O.C.).

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

C. LIQUIDATION RIGHTS HELD  BY MAO REN INTERNATIONAL INC. TO THE PROPERTIES OF DEBTOR

On March 31, 2015, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, acquired 100 percent of the outstanding shares of common stock in Mao Ren International Inc. (“Mao Ren”) in exchange for US$1. The transaction and all pertinent contracts in the transaction were disclosed in the Form 8-K filed on April 2, 2015. By closing the aforementioned transaction, we have the liquidation rights to the properties of debtor. The liquidation rights originally was assessed as NTD$913,401,823. However, instead of NTD$913,401,823, we have reassessed the value of the liquidation rights as NTD$568,111,416 further to the realization of some of the liquidation rights during fiscal 2016. During 2016, by enforcing the liquidation rights to some of properties of the debtor, we have obtained a cash repayment of NTD$304,792,503 from an actual liquidation of part of the lands of the debtor. There is no assurance, however, that our remaining debt of NTD$263,318,913 will be continuously repaid through similar liquidations.

ITEM 3.                LEGAL PROCEEDINGS

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim. In November 2015, after an auction administered by the court in Taiwan, our debtor’s land in Yilan County, Taiwan was sold for NTD$546,656,000 (“Auction Price”). The portion of Auction Price to which Mao Ren International Inc. (“Mao Ren”) is entitled is NTD$301,252,556. But, in fact, in December 2016, NTD$ 259,000,000 was paid to Mao Ren and the remainder amount of NTD$42,252,556 is still subject to an objection. Collectability of the NTD$42,252,556 is uncertain; accordingly we have not recorded this amount as a receivable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $1, has traded on the over-the-counter bulletin board (“OTCBB”) under the ticker symbol “SLOT” since January 9, 2013.Since quoted on the OTCBB, our stock has yet to begin actively trading. We have 175 shareholders of record as of December 31, 2016.

ITEM 6.                SELECTED FINANCIAL DATA

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
		(restated)
Revenue	0	0
Cost of sales	0	0
Gross profit	0	0
General and administrative expenses	586,784	312,340
Profit (Loss) from Operations	-586,784	-312,340

Other income (expenses)
Interest income	87	101
Gain on Sale of Property	9,785	39,121
Impairment of goodwill	0	-121,793
Other Income (Loss) (Note 13)	-923,337	0
Foreign exchange loss	-1,072	0
Total other income (expense)	-914,537	-82,571
Loss before income taxes	-1,501,321	-394,911
Income taxes expense	0	0
Net Income (Loss)	-1,501,321	-394,911

Loss from continuing operations	-1,501,321	-394,911
Income from discontinued operations	12,580	-35,928
Net income (loss) for the year	-1,488,741	-430,839

Net Loss Per Share
Basic and Diluted	-0.04	-0.01
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,556	71,579,788

Net Loss	-1,488,741	-430,839
Foreign exchange translation	557,943	-1,477,848
Total comprehensive loss	-930,798	-1,908,687

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

PLAN OF OPERATIONS

San Lotus Holding Inc. was incorporated in the State of Nevada on June 21, 2011 to market travel products and services to the growing “baby boomer” market, with an initial focus on the Asian market. Our business plan for the next twelve months includes the following anticipated milestones:

1.      Developing Travel Agency in Taiwan-September 1, 2013- throughout the life of Company

Our plan of developing our travel agency in Taiwan includes: seeking to be (1) approved by Taiwan government to operate travel agency in Taiwan and (2) meeting the statutory requirements related to capital requirements, statutory reserves and employing fit, proper and qualified management. We anticipate that we may obtain the approval from Taiwan government by the end of 2017. Developing travel agency in Taiwan is an ongoing effort that will continue during the life of the Company. To facilitate our developing efforts, we are actively seeking additional funding on favorable terms to continue our development in Taiwan.

If additional funding is not available on acceptable terms, we may not be able to implement our development in Taiwan and continue our operations. We plan to be funded by private placement of our equity securities and/or mortgage our land. But, there can be no assurance we will be funded as such. Thus, there can be no assurance we will successfully develop travel agency in Taiwan. Our sole entrance to the travel services market only included the purchase of XO.  As of the date of this report, we have currently exited the travel business and are focusing on our rights to land proceeds and development of destination real estate.

2.      Acquisition of additional land or land holding companies-Third quarter of 2013- throughout the life of Company

San Lotus was a shell corporation until our wholly-owned subsidiary, Green Forest Management Consulting Inc. (“Green Forest”) acquired Da Ren International Development Inc., a Taiwan (R.O.C.) land holding corporation (“Da Ren”), on September 17, 2013. Da Ren’s sole asset is 32,273.68 square meters of land located in Taichung City, Beitun District, Taiwan (R.O.C.). We acquired Da Ren for $3,070,645. The transaction and all pertinent contracts in the transaction were disclosed in the current report on Form-8-K filed on September 20, 2013. With the acquisition of Da Ren, we commenced to acquire land and land holding companies, as well as acquiring travel agencies located both within and outside of Taiwan.

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

Currently, the courts are in the process of liquidating the remaining land parcels from Mao Ren and we expect to realize cash from those sales during fiscal year 2017 and going forward. Once we realize the cash, our plans are to look at other plots of land in Asia, with a focus on property in Japan.

Results of Operations

For the period ended December 31, 2016, we had no revenue. Operating Expenses for the period ended December 31, 2016, totaled $586,784.

Capital Resources and Liquidity

Excluding our planned acquisitions, we expect the running of San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Da Ren International Development Inc.; Mao Ren International Inc.; XO Experience Inc.; AHI Film Inc.; AHI Records Inc.; and San Lotus Holding Inc. in British Virgin Islands to require approximately $ 600,000 to carry out planned operations for the next 12 months.  This includes as follows:

We expect our monthly expenses to continue at the rate of $50,000 after December 31, 2016, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustain our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of December 31, 2016, we had $7,805,660 cash in the bank; $4,393,443 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $307 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; $3,346,616 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc.; and $0 cash held by our wholly-owned California subsidiary, XO Experience Inc.

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

Core services

The Company is incorporated to market travel products to the growing "retired baby boomer" market and to develop the Destination Real Estate, which is herein incorporated by reference to Item 1 of this annual report on Form 10K.

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of $16,482,355 as of December 31, 2016.

We face all the risks common to companies at the development stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. Our losses raise substantial doubt about its ability to continue as a going concern. Our consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

 In addition, we advanced an additional $6,047,831 to AHI Hilm Inc. (“AHI Film”), a company that was acquired subsequent to December 31, 2016 (Note 13).  As outlined in Notes 5 and 8, we could not locate the third group of creditors and could not settle any of their debts.  Should these creditors come forward to claim their debt, there is a risk that we would be obligated to settle with these creditors and the potential obligation could result in a liability to us.  As at the date of these financial statements, we cannot reasonably estimate the amount of any contingent payments to these creditors. These factors further rasied substantial doubt about our ability to continue as a going concern.

We are currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. Our expected cash receipts to fund its liabilities is through the realization of its long term receivable (note 5).We believe our current and future plans enable it to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should we are unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

OUTLOOK

Throughout the life of Company, we intend to complete the acquisitions of lands; and/or land holding companies.  We remain in the preliminary discussion with the acquired parties about the specific considerations in such acquisitions. Thus, to date, we are not able to estimate any specific costs in completing such acquisitions. Once we have completed such acquisitions, we will evaluate our land holdings as a group and develop an overall plan for how to proceed going forward. At that time, and once we determine more definitively how the land will be utilized, we will develop cost projections, milestones and plans for financing the land’s development. At present, we anticipate that we will have the following four development objectives for the properties: (1) dispose of the land for cash; (2) mortgage the land to develop ourselves; (3) use the land to enter into a joint venture with another developer; or (4) use the land to capitalize other companies.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2016. Based on this evaluation, the Chairman and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting and organizational governance as of December 31, 2016. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting and organizational governance were not effective because of following deficiencies as of December 31, 2016: (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company’s failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Because of these deficiencies, it is reasonably possible that our internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate. We will be addressing these deficiencies in the near term as the Company develops.

The Company's independent registered public accounting firm, Davidson & Company LLP, has not audited the Company's internal control over financial reporting as of December 31, 2016. Davidson & Company LLP audited the Company's consolidated financial statements as of and for the year ended December 31, 2016.

ITEM 9B.             OTHER INFORMATION

None.

PART II

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of each of our officers and directors as of December 31, 2016. Our executive officers are elected annually by our board of directors. Our executive officers hold office until they resign, are removed by the board of directors, or a successor is duly elected and qualified.

Name	Position	Age
Chen, Kuan-Yu	Chairman, Secretary, and Director	40
Lin, Mu Chen	Chief Financial Officer	38
Kwong, Edwin	Director	57
Chen, Chuan-Chung	Director	49

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Chen, Kuan-Yu, Chairman, Secretary, and Director, Age 40

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

Lin, Mu-Chen, Chief Financial Officer, Age 38

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

Kwong, Edwin, Director, Age 57

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

Chen, Chuan-Chung, Director, Age 49

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5 percent of our outstanding shares of common stock as of  December 31, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the stockholders listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name & Address of Beneficial Owners	Number of Shares Beneficial Owned	Percentage
Common	Yu, Chien-Yang(1) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	14,868,768	35.40%
Common	Chen, Kuan-Yu(2) Office B302C, 185 Kewang Road, Longtan Township,Taoyuan County 325, Taiwan(R.O.C)	19,372,022	46.12%
Common	Lin, Mu-Chen Office B302C, 185 Kewang Road, Longtan Township, Taoyuan County 325, Taiwan(R.O.C)	20,224	*
Common	Kwong, Edwin 1535 Ruby Ct, Diamond Bar, CA 91765	0	*

Common	Chen, Chuan-Chung	29,057	*

(1)

(i) Yu, Chien-Yang was our vice president and director. (ii) Consists of 14,689,719 shares of common stock beneficially owned by Yu Chien-Yang; (iii) 15,159 shares of common stock beneficially owned by Songhai Mgt. Consulting Co. Ltd., a Taiwan (R.O.C.) limited company, over which Mr. Yu exercises voting and investment control; (iv) 163,890 shares of common stock beneficially owned by Big Head Fish Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control. (v) 0 shares of common stock beneficially owned by Darkin Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(vi) 0 shares of common stock beneficially owned by Ocean Reserve Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control;(vii) 0 shares of common stock beneficially owned by Ping East Ltd., a Seychelles limited company, over which Mr. Yu exercises voting and investment control.

(2)

(i) 16,281,525 shares of common stock beneficially owned by Chen, Kuan-Yu, our current chairman. (ii) 1,131,265 shares of common stock beneficially owned by Bellini Equity Ltd., a Seychelles limited company, over which Lia Wang, Mr. Chen’s wife, exercises voting and investment control;(iii) 1,959,232  shares of common stock beneficially owned by Gold Piven Ltd., a BVI limited company, over which Mr. Chen, Kuan-Yu exercises voting and investment control.

(3)	Based on 39,725,558 shares of common stock outstanding as of December 31, 2016.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following table lists our officers and directors and their relationship to our affiliated entities:

Positions Held in Affiliated Entities

Name	San Lotus Holding Inc.	Green Forest Management Consulting Inc.	Da Ren International Development Inc.	Mao Ren International Inc.	XO Experience Inc.
Chen, Kuan-Yu	Chairman/Secretary /Director	Director	Director	President	-
Lin, Mu Chen	Chief Financial Officer	-	Director	-	-
Kwong, Edwin	Director	-	-	-	-
Chen, Chuan-Chung	Director	-	-	-	-

Positions Held in Affiliated Entities

Name	San Lotus Holding Inc.	AHI Film Inc.	AHI Records Inc.	San Lotus Holding Inc. (BVI)
Chen, Kuan-Yu	Chairman/Secretary /Director	-	Director	President
Lin, Mu Chen	Chief Financial Officer	-	Director	-
Kwong, Edwin	Director	-	-	-
Chen, Chuan-Chung	Director	-	-	-

Related transaction on August 31, 2016 which was disclosed in our current report on Form-8K filed September 1, 2016

On August 31, 2016, we respectively entered into an agreement to purchase stock & creditor’s right with Chang, Hsin-Yu who is the sole shareholder of  AHI Film Inc.; AHI Records Inc.; and San Lotus Holding Inc. registered in British Virgin Islands. ( collectively, the Companies) to acquire 100 percent of the outstanding shares of common stock in the Companies. The purchase price for each transaction above is US$1. These transactions were closed on January 1, 2017.

Director Independence

At present, Kwong, Edwin and Chen, Chuan-Chung are considered independent.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$ 5,000	$0	$0	$0
2012	$16,000	$0	$0	$0
2013	$50,300	$0	$0	$0
2014	$ 20,000	$0	$0	$0
2015	$60,000	$0	$0	$0
2016	$230,000	$0	$0	$0

ITEM 15.              EXHIBITS, FINANCIAL STATEMNET SCHEDULES.

(a)	Documents filed as part of this report:
Reports of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016 and 2015; and period from June 21, 2011 through December 31, 2016

Consolidated Statements of Changes in Shareholders Equity for the period from June 21, 2011 through December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and period from June 21, 2011 through December 31, 2016

Notes to Consolidated Financial Statements ended December 31, 2016

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
10. 65

Agreements to purchase stock & creditor’s right, dated as of August 31, 2016 between San Lotus Holding Inc. and the Sellers named therein (respectively incorporated herein by reference to Exhibit 10.1; 10.2; and 10.3 to Form 8-K filed September 1, 2016)

10.66

Agreements to purchase stock & creditor’s right, dated as of December 31, 2016 between Green Forest Management Consulting Inc. and the Sellers named therein (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed January 3, 2017)

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

Dated: May 12, 2017	SAN LOTUS HOLDING INC.
By: /s/Chen, Kuan-Yu
Chen, Kuan-Yu
Chairman

By: /s/Lin, Mu Chen
Lin, Mu Chen
Principal Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chen, Kuan-Yu and Lin Mu Chen , and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 12, 2017.

SIGNATURE	TITLE
/s/Chen, Kuan-Yu	Chairman, Director (Principal Executive Officer)
Chen, Kuan-Yu
/s/Lin, Mu Chen
Lin, Mu Chen	Chief Financial Officer (Principal Financial and Accounting Officer)

CONTENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F3

Consolidated Statements of Changes in Shareholders' Equity	F4

Consolidated Statements of Cash Flows	F5

Notes to Financial Statements	F6-F10

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

San Lotus Holding Inc.

We have audited the accompanying consolidated financial statements of San Lotus Holding Inc. (the “Company”), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San Lotus Holding Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that San Lotus Holding Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, San Lotus Holding Inc. has suffered recurring losses from operations.  These matters, along with the other matters set forth in Notes 1, 8 b) and 13 indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

May 11, 2017

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
		(restated)
ASSETS
Current Assets
Cash and cash equivalents	7,805,660	7,681
Accounts receivable	0	824
Prepaid expense and other current assets	149,925	31,813
Current assets held for divesture	0	346,543
Total Current Assets	7,955,585	386,861
Due from related parties	156,000	172,409
Property and equipment, net	5,956,385	5,891,504
Long term receivable	8,148,290	17,190,372
Other assets	7,844	6,882
Total Assets	22,224,104	23,648,028

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and Accrued liabilities	38,061	40,802
Due to related party	7,023	153,284
Current liabilities held for divesture	0	344,124
Total Current Liabilities	45,084	538,210

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	-2,277,775	-2,277,775
Common stock, outstanding	39,749,558	39,749,558
Accumulated deficit	-16,482,355	-14,993,614
Accumulated other comprehensive loss	-1,088,183	-1,646,126
Total San Lotus Holding Inc. stockholders' equity	22,179,020	23,109,818
Noncontrolling interest	0	0
Total Equity	22,179,020	23,109,818
Total Liabilities and Equity	22,224,104	23,648,028
Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1.00	1.00
Treasury Stock, shares	-2,277,775	-2,277,775
Common stock, outstanding shares	39,725,558	39,725,558

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
		(restated)
Revenue	0	0
Cost of sales	0	0
Gross profit	0	0
General and administrative expenses	586,784	312,340
Profit (Loss) from Operations	-586,784	-312,340

Other income (expenses)
Interest income	87	101
Gain on Sale of Property	9,785	39,121
Impairment of goodwill	0	-121,793
Other Income (Loss) (Note 13)	-923,337	0
Foreign exchange loss	-1,072	0
Total other income (expense)	-914,537	-82,571
Loss before income taxes	-1,501,321	-394,911
Income taxes expense	0	0
Net Income (Loss)	-1,501,321	-394,911

Loss from continuing operations	-1,501,321	-394,911
Income from discontinued operations	12,580	-35,928
Net income (loss) for the year	-1,488,741	-430,839

Net Loss Per Share
Basic and Diluted	-0.04	-0.01
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,556	71,579,788

Net Loss	-1,488,741	-430,839
Foreign exchange translation	557,943	-1,477,848
Total comprehensive loss	-930,798	-1,908,687

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 1, 2015 THROUGH DECEMBER 31, 2016

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Noncontrolling Interest	Treasury Stock	Total
Balance, January 1, 2015	83,682,054	83,682,054	110,145,249	-940,437	-168,278	-12,679	-189,275,445	3,430,464
Issuance of common stock (restated)	35,660,060	35,660,060	0	-13,622,338	0	0	-462,360	21,575,362
Treasury Stock (restated)	-77,338,781	-77,338,781	-110,121,249	0	0	0	187,460,030	0
Translation adjustment (restated)	0	0	0	0	-1,477,848	12,679	0	-1,465,169
Net loss (restated)	0	0	0	-430,839	0	0	0	-430,839
Balance, December 31, 2015	42,003,333	42,003,333	24,000	-14,993,614	-1,646,126	0	-2,277,775	23,109,818
Translation adjustment	0	0	0	0	557,943	0	0	557,943
Net income	0	0	0	-1,488,741	0	0	0	-1,488,741
Balance, December 31, 2016	42,003,333	42,003,333	24,000	-16,482,355	-1,088,183	0	-2,277,775	22,179,020

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015
		(restated)
Cash Flows from Operating Activities
Net income (loss)	-1,488,741	-430,839
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,651	27,098
Gain on Sale of Property	-9,786	-26,441
Provision on advances to AHI Film	904,869	0
Impairment of goodwill	0	121,793
Changes in operating assets and liabilities:
Accounts receivable	6,882	-2,791
Prepaid and other current assets	-125,956	23,983
Assets held for divesture	346,543	-73,889
Accounts payable	-2,741	-72,487
Liabilities held for divesture	-344,124	-266,725
Net cash used in operating activities	-669,403	-700,298
Cash Flows from Investing Activities
Acquistion of Mao Ren	0	37,104
Acquisition of XO	0	216,402
Purchase of property and equipment	-39,600	0
Disposal of property and equipment	44,000	487,355
Advances to AHI Film	-904,869	0
Proceeds from sale of collateralized land	9,551,330	0
Net cash provided by (used in) investing activities	8,650,861	740,861
Cash Flows from Financing Activities
Due from/to related party	-129,852	24,091
Net cash provided by financing activities	-129,852	24,091
Effect of exchange rate changes on cash and cash equivalents	-53,627	-70,132
Net increase (decrease) in cash and cash equivalents	7,797,979	-5,478
Cash and cash equivalents, beginning of the year	7,681	13,159
Cash and cash equivalents, ending of the year	7,805,660	7,681
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax	0	0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	6,195,484
Issuance of Common stock in settlement of note payable	0	3,384,450
Issuance of note payable to acquire receivables	0	29,464,575
Issuance of common stock in settlement of note payable	0	18,191,557

The accompanying notes are an integral part of these consolidated financial statements.

<SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc.(the “Company” or “San Lotus” or “we”), was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015. The Company’s principal address of business is in Taiwan.

The Company acquired several parcels of undeveloped land and is holding these parcels of land for future development of destination real estate.  Through the acquisition of Mao Ren International Inc. (“Mao Ren”) in fiscal 2015, the Company acquired the liquidation rights to certain properties collateralized by a Taiwanese company.  The Company is being compensated by the creditors of this Taiwanese company to use the proceeds from the sale of the collateralized land to re-invest or develop the collateralized land to construct and then re-sell the real estate.

In fiscal 2015 and part of fiscal 2016, the Company, through the acquisition of XO Experience Inc. (“XO”) from the former Chairman, was engaged in the provision of travel services, including hotel reservation services, airline ticketing, and travel package in the United States. In December 2016, the Company decided to dissolve XO.

The Company has not conducted business operations nor had significant revenues from operations since its inception.

The Company’s year-end is December 31.

Basis of Presentation and Measurement

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company’s consolidated financial statements have been prepared on a historical basis except for certain financial assets and liabilities measured at fair value.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries, Green Forest Management Consulting Inc. (“Green Forest”), Da Ren International Development Inc. (“Da Ren”), Mao Ren International Inc. and XO Experience Inc. Intercompany accounts and transactions have been eliminated upon consolidation. The following companies have been consolidated as at December 31, 2016 and 2015:

Consolidated companies

Company name	Registered	Purpose of entity
Green Forest	Taiwan	Land holding company
Da Ren	Taiwan	Land holding company
Mao Ren	Taiwan	Liquidation rights to collateralized land
XO	U.S.A.	Travel services

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $16,482,355 as of December 31, 2016.

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

In addition, the Company advanced an additional $6,047,831 to AHI Film Inc. (“AHI Film”), a company that was acquired subsequent to December 31, 2016 (Note 13).  As outlined in Notes 5 and 8, the Company could not locate the third group of creditors and could not settle any of their debts.  Should these creditors come forward to claim their debt, there is a risk that the Company would be obligated to settle with these creditors and the potential obligation could result in a liability to the Company.  As at the date of these financial statements, the Company cannot reasonably estimate the amount of any contingent payments to these creditors. These factors further raised substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. The Company’s expected cash receipts to fund its liabilities is through the realization of its long term receivable (note 5).The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated recoverable amount of the long term receivable, the estimated useful lives for depreciable and amortizable assets and litigation contingencies and claims.  Actual results could differ from those estimates.

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

In cases where these entities undertake the majority of the business risks and acts as principal related to the travel tour services provided, revenues are recognized at gross amounts received from customers after the services are rendered. Revenue from such principal arrangement is minimal in the past.

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended December 31, 2016 and 2015. The Company presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

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

Estimated useful life

Property and equipment	Estimated Useful Life
Building	40 years
Vehicles	5 years
Equipment	3~5 years

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2016 and 2015, the Company did not have any common equivalent shares.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquiree at their respective fair values as of the acquisition date in the Company's consolidated financial statements.

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

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it is decided to close or dispose of a subsidiary or line of business. The Company also follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

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

Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalent – the carrying amount approximates fair valule because the amounts consist of cash held at banks.

Accounts payable and accrued liabilities – the carrying amounts approximate fair value due to the short-term nature of the obligations.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

Level 3 - Inputs that are not based on observable market data.

Cash and cash equivalent is measured at level 1 inputs.

Foreign Currency Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations and New Taiwan Dollar (NTD) for its Taiwanese based operations. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss). The exchange rates used for financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Foreign currency exchange rates

	Dec. 31, 2016	Dec. 31, 2015
Average Exchange Rate, TWD	31.911	31.927
Instant Exchange Rate, TWD	32.279	33.066
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, (“ASU”)No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration.  The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. The Company believes that the adoption of the standard will not have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods ending after December 15, 2016. The Company believes that the adoption of the standard will not have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation”. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Accounting Standard Update allows the entity to make an accounting policy election to account for forfeitures when they occur. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company believes there will be no impact on the consolidated financial statements as a result of the adoption of the new accounting standard.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to provide specific guidance on cash flow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or cases where the coupon interest rate is insignificant compared to the effective interest rate of the borrowing, contingent consideration payments in a business combination, proceeds from insurance claim settlements and distributions received by equity method investees. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. The Company believes there will be no impact on the consolidated financial statements as a result of the adoption of the new accounting standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, “Business Combinations (Topic 805).” The amendments in this Update are intended to clarify the definition of business. The current guidance specifies three elements of a business – inputs, processes, and outputs. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that needs to be further evaluated. The standard is effective to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company believes that the adoption of the standard will not have a significant impact on its consolidated financial statements.

Note 2 PROPERTY AND EQUIPMENT

Property and equipment

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
Land	5,902,201	5,761,724
Vehicles	67,960	164,984
Equipment	55,069	91,561
Property and equipment - gross	6,025,230	6,018,269
Accumulated depreciation	(68,845)	(126,765)
Property and equipment - net	5,956,385	5,891,504

Depreciation Expense

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
Depreciation Expense	43,651	27,098

In June 2016, The Company has sold vehicles, details of which are listed below.

Vehicle Sale

June 30, 2016 (USD)
Sale proceeds	44,000
Net book value	34,215
Realized gain on disposal	9,785

NOTE 3.            ACQUISITION AND DIVESTURE OF XO EXPERIENCE INC. (“XO”)

On August 14, 2015, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Chen-Tseng, Chih-Ying and Chen, Li Hsing, our former CEO and former Chairman respectively, for the acquisition of XO EXPERIENCE INC. (“XO”) to acquire all of the issued and outstanding common stock of XO in exchange for $1.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of XO Experience acquisition

Aug. 14, 2015 (USD)
Cash	216,402
Accounts receivable	250,740
Prepaid expenses and other current assets	21,915
Goodwill	121,793
Accounts payable	(583,257)
Other current liabilities	(13,154)
Unearned revenue	(14,438)
Consideration paid	1

The acquisition of XO is considered to be a business acquisition; accordingly goodwill (refer to above table) was recognized on the acquisition date.  As at December 31, 2015, the Company performed an impairment test on its goodwill and determined that an impairment existed due to negative expected cash flows that will be generated in the business.  Accordingly, the Company recorded an impairment charge equal to the full amount of its goodwill (refer to above table).

On December 31, 2016, we decided to dissolve XO EXPERIENCE INC. pursuant to Section 1900 (a) of California Corporations Code.  The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it decided to close or dispose of a subsidiary or line of business.  As a result of the decision to dissolve XO, XO’s assets, liabilities, revenues and expenses have been classified as discontinued operations on the consolidated balance sheets and statement of operations.  The components of discontinued operations summarized on the statement of operations arising from the decision to dissolve XO are as follows:

Discontinued Operations

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
Revenue	156,276	235,403
General and administrative expenses	(143,696)	(270,531)
Income tax	0	(800)
Net income (loss) from discontinued operations	12,580	(35,928)

The components of discontinued operations summarized on the balance sheets arising from the decision to dissolve XO are as follows:

Discontinued Operations

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
Current assets
Cash	0	128,444
Accounts receivable and other current assets	0	13,441
Due from former related parties	0	204,658
Total assets held for divesture	0	346,543
Current liabilities
Accounts payable and accrued liabilities	0	283,180
Unearned revenue	0	60,944
Total liabilities held for divesture	0	344,124

As at December 31, 2016, the Company wrote off the residual net receivable due from companies owned by our former CEO and Chairman totaling $27,836.

NOTE 4.         ACQUISITION OF MAO REN INTERNATIONAL INC.

On March 31, 2015 (the acquisition date), Green Forest Management Consulting Inc. ("Green Forest"), our wholly-owned subsidiary, entered into a stock purchase agreement with Chiu, Pao-Chi, Chiun Jing Inc., Haug Inc., Jiu Bang Inc., and Wan Fu Inc., (collectively the "Mao Ren Sellers") for the acquisition of Mao Ren International Inc., a Taiwan (R.O.C.) company ("Mao Ren"). Green Forest acquired all of the issued and outstanding common stock of Mao Ren from the Mao Ren Sellers in exchange for $1.

The main assets and liabilities acquired from Mao Ren included the liquidation rights to proceeds from collateralized land totaling US$18,190,911 and the related promissory notes payable totaling US$18,190,911 respectively.   See Note 5.

NOTE 5.  LONG-TERM RECEIVABLES

In February 2010, Mao Ren took on debt from the creditors of a Taiwanese based company in exchange for the creditors’ rights to the proceeds from the sale of collateralized land pledged by this Taiwanese company.  Pursuant to the assumption agreements, the creditors agreed with Mao Ren to enforce and execute the auction by the court or itself against the debtor’s remaining assets which are the collateralized land.

The above mentioned creditors of the Taiwanese company are segregated into three groups. In response to the three groups of creditors, three private companies were incorporated by Chen, Kuan Yu, our  Chairman, and Yu, Chien Yang, our former Director to facilitate further development. Prior to the acquisition date of March 31, 2015, these three private companies assumed the debt which Mao Ren owed to the three groups of creditors respectively and in turn accepted promissory notes from Mao Ren as consideration. On June 12, 2015, the first group of creditors, represented by the first of the three private companies, agreed to take common stock of the Company as settlement for cancellation of the promissory notes from Mao Ren. The common stock issued was recorded at the par value of $1/common share.  The difference between the carrying amount (that being the cost of the seller) and the par value was recorded in deficit. The Company issued those shares to our Chairman in trust for those individual creditors.  The second group of creditors, who wish to collect cash proceeds from the sale of collateralized land, settled with the second private company (owned by our former Director) whereby the former director would be personally liable to settle the amounts with the creditors. The Company could not locate the remaining third group creditors and could not settle any of their debts.

The Company has hired an independent appraiser to appraise the collateralized land and recorded the long-term receivable based on the potentially realizable value NT$913,401,823 of the collaterals at initial recognition. The realizable value constitutes the carrying amount of the seller because the agreements with the creditors stipulated that the maximum amount the creditors could recover is limited to the proceeds received from the sale of the collateralized land relative to their proportionate investment. Further to realization of some of the liquidation rights to the debtor’s remaining assets during fiscal 2016, the Company has re-assessed our remaining rights to the debtor’s remaining assets as follow:

Land Fair Value

	Dec. 31, 2016	Dec. 31, 2015
Fair Value (NT$)	263,018,668	568,111,416
Land Area (square meter)	532,228	758,017

As of December 31, 2016 and 2015, the Company’s receivable amounts are shown below.

Receivables

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
Loan receivable	8,148,290	17,190,372

During fiscal 2016, three parcels of the debtor’s land were sold for the following amounts:

Land Sales Proceeds

	Year Ended Dec. 31, 2016
	Yilan	Tainan	Pingtung	Total
Cash Proceeds (NT$)	258,999,970	15,681,799	30,110,734	304,792,503

No gain or loss was recognized upon sale of the debtor’s land because the initial carrying value was adjusted to its fair value as agreements with the first group of the creditors stipulated that the cost of the seller to equal to the estimated expected proceeds from the sales.

NOTE 6. RELATED PARTY TRANSACTIONS

The principal related party transactions for the years ended December 31, 2016, and 2015 were as follows:

a)                  Miaoli Land

In fiscal 2013 and 2014, the Company, through Green Forest, entered into several land purchase agreements with Chen, Kuan-Yu, our Chairman and Yu, Chien-Yang, and a former director and issued 77,338,781common shares to settle the promissory notes in exchange for certain parcels of land in Miaoli County, Taiwan.  Since title to the properties had not been transferred to Green Forest by the end of 2014 as stipulated in the sales agreement, Green Forest cancelled the land purchase transactions in accordance with terms of the sales agreement whereby the Company is not obligated to pay any termination costs. The shares issued in connection with these cancelled transactions were retired as treasury stock in fiscal 2015.

b)                  Dataoping Land

On March 31, 2015, our wholly-owned subsidiary, Green Forest, a Taiwanese corporation, entered into a land purchase agreement with Yu, Chien-Yang , our former Director to acquire land in Dataoping Section of Zaoqiao Township, Miaoli County, and land in Laotianliao Section of Touwu Township, Miaoli County, Taiwan, all of which is 76,435 square meters for the below Purchase Price. All pertinent figures are disclosed in the below table. The Purchase Price was paid for through Green Forest's issuance of a promissory note payable to the Seller. On the same date, to settle the promissory note, the Company entered into a stock purchase agreement for the issuance of its common stock at par to the Seller pursuant to stock purchase agreement. This transaction was measured at the carrying amount of the seller pursuant to Staff Accounting Bulletin 5 Topic G.

Dataoping Land

Mar. 31, 2015
Dataoping section land (square meter)	35,251
Laotianliao section land (square meter)	41,184
Total land (square meter)	76,435
Purchase price (NTD)	99,110,334
Purchase price ($)	3,384,450
Common stock issuance (number of shares)	6,195,484
Issuance share price ($)	1

c)                  Glendale Condominium

In July 2015, the Company sold the condominium unit in Glendale, California to our former CEO, Chen-Tseng, Chih-Ying for a total selling price of $487,355.

d)                  Purchase of vehicle

During fiscal 2016, the Company purchased two vehicles from a private company controlled by Yu, Chien-Yang , our former Director for total purchase price of $39,600

e)                  Amounts due from/to related parties

Amounts Due From or To Related Parties

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
Amount due from Chen, Kuan Yu, Chairman	78,000	78,000
Amount due from Yu, Chien Yang, former Director	78,000	94,409
Amount due to Yu, Chien Yang, former Director	7,023	153,284

The amounts due from/to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

f)                Acquisitions

The acquisitions of XO and Mao Ren as outlined in notes 3 and 4 are considered to be transactions with related parties. The acquisitions of AHI Film Inc., AHI Records Inc. and San Lotus Holding Inc. (BVI) in note 13 are also considered to be transactions with related parties.

NOTE 7.            CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividend on its common stock.  The Company has not declared any dividend since incorporation.

Capital Stock

	Apr. 21, 2015	Jun. 25, 2015	Aug. 19, 2015
Common Shares Issued	6,195,484	29,464,575
Value of Common Shares Issued	3,384,450	18,191,790
Common Shares Canceled			77,338,782
Reason	See a	See b	See c

a) To a former director to settle the note payable as outlined in Note 6 (b).

b) To settle promissory note payable to Mao Ren Sellers as outlined in Note 5.

c) As outlined in Note 6(a).

There are no capital transactions during fiscal 2016.

NOTE 8.         COMMITMENTS AND CONTINGENCIES

a)    The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2016 are as follows:

Minimum lease payments

	Year Ended Dec. 31, 2017 (USD)	Year Ended Dec. 31, 2018 (USD)	Total
Minimum lease payments	29,701	31,168	60,869

Rental expenses

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
Rental expenses	35,012	31,669

b)        As outlined in Note 5, the Company could not locate the third group of creditors and could not settle any of their debts.  Should these creditors come forward to claim their debt, there is a risk that the Company would be obligated to settle with these creditors and the potential obligation could result in a liability to the Company.  As at the date of these financial statements, the Company cannot reasonably estimate the amount of any contingent payments to these creditors.

NOTE 9. SEGMENTED INFORMATION

The Company has two principal reportable segments, one of which is considered to be discontinued operations as at December 31, 2016.  These reportable segments were determined based on the nature of products and services offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Subsequent to December 31, 2016, the Company acquired media assets by way of acquiring AHI Film.  During fiscal 2016, the Company advanced $904,869 to AHI Film.  As at December 31, 2016, the Company performed an impairment test on these advances and decided to record an allowance for doubtful balance on this account due to uncertainty on the ultimate benefit of these advances to the Company.

Business Segments

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
Travel Services	12,580	(35,928)
Real Estate	(596,452)	(394,911)
Impairment of advances to AHI Film	(904,869)	0
Net income (loss)	(1,488,741)	(430,839)

The following table lists the Company’s capital assets by geographical area:

Geographical Areas

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
U.S.A.	0	61,663
Taiwan	5,956,385	5,829,841
Capital assets	5,956,385	5,891,504

NOTE 10.           CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents.  The Company places its cash with high quality financial institutions.  The majority of the Company’s cash is deposited with banks in Taiwan.  The government-owned Central Deposit Insurance Corporation in Taiwan provides deposit insurance coverage limit of up to NTD3,000,000 per depositor.

NOTE 11.           INCOME TAXES

The Company's Loss before income tax consisted of:

Loss before income tax

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
U.S.	(541,786)	(148,765)
Taiwan	(946,952)	(246,146)
Loss before income tax	(1,488,741)	(394,911)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Income Tax Reconciliation

	Year Ended Dec. 31, 2016 (USD)	Year Ended Dec. 31, 2015 (USD)
Earnings (loss) for the year	(1,488,741)	(394,911)
Expected income tax (recovery)	(593,000)	(157,000)
Change in statutory, foreign tax, foreign exchange rates and other	217,000	104,000
Permanent Difference	0	48,000
Change in unrecognized deductible temporary differences	376,000	5,000
Total income tax expense (recovery)	0	0

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

Deferred Tax Components

	Dec. 31, 2016 (USD)	Dec. 31, 2015 (USD)
Property and equipment	0	30,000
Long term receivables	1,994,000	1,810,000
Non-capital losses available for future period	630,000	391,000
Deferred Tax Assets (liabilities)	2,624,000	2,231,000
Valuation allowance	(2,624,000)	(2,231,000)
Net deferred tax assets	0	0

Non-capital losses available

	Jan. 1, 2016 to Dec. 31, 2025	Jan. 1, 2017 to Dec. 31, 2026	Jan. 1, 2021 to Dec. 31, 2025	Jan. 1, 2021 to Dec. 31, 2026
	Taiwan	Taiwan	USA	USA
Non-capital losses available for future period	719,000	853,000	675,000	1,217,000

NOTE 12.                   RESTATEMENT AND CORRECTION OF ERRORS

Subsequent to the issuance of the Company’s 2015 consolidated financial statements on March 31, 2016, the Company became aware of errors in its determination of certain previously reported amounts in its 2015 consolidated financial statements related to the acquistion of XO and Mao Ren and the application of its revenue recognition policy.  These errors were related to the measurement of the purchase price allocation on acquistion dates and the subsequent measurement of these amounts as well as the recognition policy of the revenue from the travel services business.  The Company has also identified other adjustments that have been corrected as part of this restatement, including classification of related party balances, and adjustments to accounts receivable and unearned revenue related to errors in revenue recognition. The errors in revenue recognition are related to the fact that the Company booked revenue on a gross basis instead of net basis in accordance with ASC 605-45 Revenue Recognition: Principal Agent Considerations. The purchase price allocation has been adjusted to reflect the carrying amounts to the seller of Mao Ren. The Company determined its previously issued consolidated financial statements should be restated to correct these errors.  The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets, consolidated statementof comprehensive loss, consolidated statementof stockholders’ equity and consolidated statementof cash flows for the year ended December 31, 2015.

Consolidated balance sheets

	Dec. 31, 2015
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Current assets
Cash	136,125	0	136,125
Accounts receivable	469,008	(250,652)	218,356
Prepaid expenses and other current assets	0	32,380	32,380
Current assets	605,133	(218,272)	386,861

Goodwill	1,145,848	(1,145,848)	0
Due from related parties	0	172,409	172,409
Long term receivables	26,967,654	(9,777,282)	17,190,372
Fixed assets	5,891,504	0	5,891,504
Other assets	6,882	0	6,882
Total assets	34,617,021	(10,968,993)	23,648,028
Current liabilities
Accounts payable and accrued liabilities	366,462	(42,480)	323,982
Due to related party	0	153,284	153,284
Unearned revenue	295,803	(234,859)	60,944
Current liabilities	662,265	(124,055)	538,210

Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Deficit	(3,745,612)	(11,248,002)	(14,993,614)
Accumulated other comprehensive loss	(2,511,550)	865,424	-,1646126
Liabilities and Equity	34,617,021	(10,968,993)	23,648,028

Consolidated statements of loss and comprehensive loss

	Year Ended Dec. 31, 2015
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Revenue	1,046,380	-810,977	235,403
Cost of sales	496,071	-496,071	0
Gross profit	550,309	-314,906	235,403
General and administrative expenses	596,324	-	596,324
Loss from operations	-46,015	-314,906	-360,912

Interest income	101	0	101
Gain on sale of fixed assets and investment	39,121	0	39,121
Other income	13,453	0	13,453
Impairment of goodwill	0	-121,793	-121,793
Loss before income taxes	6,660	-436,699	-430,039
Income tax expense	-800	0	-800
Net income (loss) for the year	5,860	-436,699	-430,839
Basic and diluted loss per share	0	-0.01	-0.01
Weighted average number of common shares outstanding	9,161,741	62,418,047	71,579,788
Net income (loss)	5,860	-436,699	-430,839
Foreign exchange translation	-2,343,270	865,422	-1,477,848
Total comprehensive loss	-2,337,410	428,723	-1,908,687

Consolidated statement of stockholders’ equity

	Dec. 31, 2015
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Deficit	(3,745,612)	(11,248,002)	(14,993,614)
Accumulated other comprehensive loss	(2,511,550)	865,424	(1,646,126)
Total Equity	33,954,756	(10,844,938)	23,109,818

Consolidated statements of cash flows

	Year Ended Dec. 31, 2015
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Net cash used in operating activities	(603,504)	31,728	(571,776)
Net cash from investing activities	738,785	2,076	740,861
Net cash from financing activities	0	24,091	24,091
Effect of exchange rate on cash	(12,315)	(57,817)	(70,210)
Change in cash during the year	122,966	0	122,966
Cash, beginning of the year	13,159	0	13,159
Cash, end of the year	136,125	0	136,125

NOTE 13.       SUBSEQUENT EVENTS

 On August 31, 2016, we entered into an agreement (Agreement I) to purchase all outstanding shares of AHI Film Inc. from Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Film and AHI Film’s creditor’s right from Yu, Chien-Yang, a former director and major shareholder. During fiscal 2016, the Company advanced funds to AHI Film totaling amount as shown below.  Due to uncertainty in the recoverability of the advances and the ultimate benefit of the assets to the Company acquired from AHI Film, an allowance was recorded for the full amount of funds advanced.  The Company determined that the acquisition of AHI Film will be an asset acquisition upon closing of the transaction. Details of the AHI Film Inc. transaction are as follow:

AHI Film Inc.

Closing date	January 1, 2017
Number of shares acquired	10,000
Consideration paid for shares (USD)	$1
Advance to settle creditor’s right in 2016 (USD)	$904,869

On August 31, 2016, we entered into an agreement (Agreement II) to purchase all outstanding shares of AHI Records Inc. from Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Records Inc. (“AHI Records”) and AHI Records’ creditor’s right from Yu, Chien-Yang, a former director and major shareholder. The Company determined that the acquisition of AHI Records will be an asset acquisition upon closing of the transaction. Details of the AHI Records Inc. transaction are as follow:

AHI Records Inc.

Closing date	January 1, 2017
Number of shares acquired	10,000
Consideration paid for shares (USD)	$1

On August 31, 2016, we entered into an agreement (Agreement III) to purchase all outstanding shares of San Lotus Holding Inc. registered in British Virgin Islands (the “BVI Company”) from Chang, Hsin-Yu (the “Seller”), the sole shareholder of the BVI Company and the BVI Company’s creditor’s right from Yu, Chien-Yang, a former director and major shareholder. The Company determined that the acquisition of the BVI Company will be an asset acquisition upon closing of the transaction. Details of the the BVI Company transaction are as follow:

BVI Company

Closing date	January 1, 2017
Number of shares acquired	50,000
Consideration paid for shares (USD)	$1

In connection with the transactions outlined above, the Company effectively acquired ancillary assets and know-how to augment the two main operating segments to the Company’s main businesses.  These ancillary assets and know-how included the following:

a)      Media assets including a feature motion-picture, video footages and albums – these were acquired via the transaction with AHI Film and AHI Records. The motion picture produced by AHI Film is currently in post-production stage.  During fiscal 2015, AHI Film acquired 15 subsidiaries which were all involved in TV and film production.  In connection with the acquisition of these 15 subsidiaries, the Company also assumed the debt that these companies had incurred.

b)      Proprietary research knowledge – the proprietary knowledge was acquired via the transaction with the BVI Company.  The BVI Company engaged two consulting firms which provided research on tourism development in Japan.

Subsequent to December 31, 2016, the Company advanced an additional $6,047,831 to AHI Film to pay off the creditors of AHI Film, AHI Records and the BVI Company.  These creditors are mainly Yu, Chien-Yang and Chen, Kuan-Yu who are considered to be related parties.

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets are to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

On December 31, 2016, we entered into a stock purchase agreement (“Agreement IV”) with Wu, Ting-Kuang (the “Seller”), the sole shareholder of Da Ren International Insurance Brokers Co. Ltd. (the “Da Ren Insurance”), to purchase the outstanding 300,000 shares of Da Ren Insurance (the “Da Ren Insurance Shares”) in exchange for NTD$10,500,000, and the transaction under Agreement IV has not been closed to date.  The Company determined that the acquisition of Da Ren Insurance will be an asset acquisition upon closing of the transaction.