Form 10-Q
period 2017-03-31
San Lotus Holding Inc
filed 2017-05-22
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

626-961-6522 (phone)
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



As of March 31, 2017, 39,725,558 shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended March 31, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)
Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited)
Notes to Unaudited Consolidated Financial Statements.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3	Quantitative and Qualitative Disclosures About Market Risk.
Item 4	Controls and Procedures.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	1,252,128	7,805,660
Accounts receivable	108,832	0
Prepaid expense and other current assets	514,084	149,925
Current assets held for divesture	0	0
Total Current Assets	1,875,044	7,955,585
Due from related parties	156,822	156,000
Property and equipment, net	6,364,478	5,956,385
Long term receivable	8,692,243	8,148,290
Other assets	10,588	7,844
Total Assets	17,099,175	22,224,104

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and Accrued liabilities	141,548	38,061
Due to related party	0	7,023
Current liabilities held for divesture	0	0
Total Current Liabilities	141,548	45,084

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	-2,277,775	-2,277,775
Common stock, outstanding	39,749,558	39,749,558
Accumulated deficit	-22,687,466	-16,482,355
Accumulated other comprehensive loss	-52,956	-1,088,183
Total San Lotus Holding Inc. stockholders' equity	17,009,136	22,179,020
Noncontrolling interest	-51,509	0
Total Equity	16,957,627	22,179,020
Total Liabilities and Equity	17,099,175	22,224,104
Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1.00	1.00
Treasury Stock, shares	-2,277,775	-2,277,775
Common stock, outstanding shares	39,725,558	39,725,558

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Revenue	0	0
Cost of sales	0	0
Gross profit	0	0
General and administrative expenses	180,938	67,890
Profit (Loss) from Operations	-180,938	-67,890

Other income (expenses)
Interest income	0	1
Other Income (Loss)	1,094	0
Impairment loss	-6,022,700	0
Foreign exchange loss	-2,896	0
Total other income (expense)	-6,024,502	1
Loss before income taxes	-6,205,440	-67,889
Income taxes expense	0	0
Net Income (Loss)	-6,205,440	-67,889
Loss attributable to noncontroling interest	-329	0
Consolidated net Income	-6,205,111	-67,889

Loss from continuing operations	-6,205,111	-67,889
Income from discontinued operations	0	87,031
Net income (loss) for the year	-6,205,111	19,142

Net Loss Per Share
Basic and Diluted	-0.16	0.00
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,558	39,725,558

Net Loss	-6,205,111	19,142
Foreign exchange translation	1,035,227	549,131
Total comprehensive loss	-5,169,884	568,273

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Cash Flows from Operating Activities
Net income (loss)	-6,205,111	19,142
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,387	24,687
Impairment Loss	6,022,700	0
Changes in operating assets and liabilities:
Accounts receivable	-108,116	-167
Prepaid and other current assets	-325,314	699
Assets held for divesture	0	227,744
Accounts payable	-6,087,599	12,417
Due to related party	0	-153,284
Liabilities held for divesture	0	-127,367
Net cash used in operating activities	-6,694,053	3,871
Cash Flows from Investing Activities
Acquistion of AHI Film	111,702	0
Acquisition of AHI Record	1,973	0
Acquisition of San Lotus (BVI)	100	0
Disposal of property and equipment	0	0
Proceeds from sale of collateralized land	0	0
Net cash provided by (used in) investing activities	113,775	0
Cash Flows from Financing Activities
Due from/to related party	0	0
Net cash provided by financing activities	0	0
Effect of exchange rate changes on cash and cash equivalents	26,746	0
Net increase (decrease) in cash and cash equivalents	-6,553,532	3,871
Cash and cash equivalents, beginning of the year	7,805,660	7,681
Cash and cash equivalents, ending of the year	1,252,128	11,552
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax	0	0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	0
Issuance of Common stock in settlement of note payable	0	0
Issuance of note payable to acquire receivables	0	0
Issuance of common stock in settlement of note payable	0	0

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc. (the“Company”or“San Lotus”),was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015.The Company’s principal address of business is in Taiwan.

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

The Company have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include as follows: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of the significant transaction to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016.These transactions were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but are not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. Through these acquisitions, key personnel have been retained to ensure that crucial functions to media production are kept in house for future development. The Company have concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through the significant transaction on August 31, 2016 closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), the Company have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development. Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development.

The Company has not conducted business operations nor had significant revenues from operations since its inception.

The Company’s year-end is December 31.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of the Company, contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of March 31, 2017 and December 31, 2016 and its results of operations and cash flows for the three and six month periods ended March 31, 2017 and March 31, 2016 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2017.

Basis of Presentation and Measurement

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP.  The Company’s consolidated financial statements have been prepared on a historical basis except for certain financial assets and liabilities measured at fair value.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries, Green Forest Management Consulting Inc. (“Green Forest”), Da Ren International Development Inc. (“Da Ren”), Mao Ren International Inc. and XO Experience Inc. Intercompany accounts and transactions have been eliminated uponconsolidation. The following companies have been consolidated as at March 31, 2017 and December 31, 2016:

Consolidated companies

Company name	Registered	Purpose of entity
Green Forest	Taiwan	Land holding company
Da Ren	Taiwan	Land holding company
Mao Ren	Taiwan	Liquidation rights to collateralized land
XO	U.S.A.	Travel services
AHI Film	U.S.A.	Media production company
AHI Record	U.S.A.	Music production company
San Lotus (BVI)	British Virgin Islands	Overseas holding company

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $22,687,466 as of March 31, 2017.

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

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended March 31, 2017 and December 31, 2016. The Company presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquire at their respective fair values as of the acquisition date in the Company's consolidated financial statements.

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

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it has decided to close or dispose of a subsidiary or line of business. The Company also follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

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

Foreign currency exchange rates

	Mar. 31, 2017	Dec. 31, 2016
Average Exchange Rate, TWD	31.063	31.911
Instant Exchange Rate, TWD	30.336	32.279
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.”The new guidance is intended to provide specific guidance on cash flow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or cases where the coupon interest rate is insignificant compared to the effective interest rate of the borrowing, contingent consideration payments in a business combination, proceeds from insurance claim settlements and distributions received by equity method investees. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. The Company believes there will be no impact on the consolidated financial statements as a result of the adoption of the new accounting standard.

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

NOTE 2.         PROPERTY AND EQUIPMENT

Property and equipment

	Mar. 31, 2017 (USD)	Dec. 31, 2016 (USD)
Land	6,280,233	5,902,201
Vehicles	72,313	67,960
Equipment	146,008	55,069
Property and equipment - gross	6,498,544	6,025,230
Accumulated depreciation	(134,076)	(68,845)
Property and equipment - net	6,364,478	5,956,385

Depreciation Expense

	Three Months Ended Mar. 31, 2017 (USD)	Three Months Ended Mar. 31, 2016 (USD)
Depreciation Expense	9,387	24,687

In June 2016, The Company has sold vehicles, details of which are listed below.

Vehicle Sale

June 30, 2016 (USD)
Sale proceeds	44,000
Net book value	34,215
Realized gain on disposal	9,785

NOTE 3. ACQUISITION AND DIVESTURE OF XO EXPERIENCE INC. (“XO”)

On August 14, 2015, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Chen-Tseng, Chih-Ying and Chen, Li Hsing, our former CEO and former Chairman respectively, for the acquisition of XO EXPERIENCE INC. (“XO”) to acquire all of the issued and outstanding common stock of XO in exchange for$1.

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

On December 31, 2016, the Company decided to dissolve XO EXPERIENCE INC. pursuant to Section 1900 (a) of California Corporations Code.  The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it decided to close or dispose of a subsidiary or line of business.  As a result of the decision to dissolve XO, XO’s assets, liabilities, revenues and expenses have been classified as discontinued operations on the consolidated balance sheets and statement of operations.  The components of discontinued operations summarized on the statement of operations arising from the decision to dissolve XO are as follows:

Discontinued Operations

	Three Months Ended Mar. 31, 2017 (USD)	Three Months Ended Mar. 31, 2016 (USD)
Revenue	0	187,426
General and administrative expenses	0	(100,395)
Income tax	0	0
Net income (loss) from discontinued operations	0	87,031

The components of discontinued operations summarized on the balance sheets arising from the decision to dissolve XO are as follows:

Discontinued Operations

	Mar. 31, 2017 (USD)	Dec. 31, 2016 (USD)
Current assets
Cash	0	0
Accounts receivable and other current assets	0	0
Due from former related parties	0	0
Total assets held for divesture	0	0
Current liabilities
Accounts payable and accrued liabilities	0	0
Unearned revenue	0	0
Total liabilities held for divesture	0	0

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

The above mentioned creditors of the Taiwanese company are segregated into three groups. In response to the three groups of creditors, three private companies were incorporated by Chen, Kuan Yu, our Chairman, and Yu, Chien Yang, our former Director to facilitate further development. Prior to the acquisition date of March 31, 2015, these three private companies assumed the debt which Mao Ren owed to the three groups of creditors respectively and in turn accepted promissory notes from Mao Ren as consideration. On June 12, 2015, the first group of creditors, represented by the first of the three private companies, agreed to take common stock of the Company as settlement for cancellation of the promissory notes from Mao Ren. The common stock issued was recorded at the par value of $1/common share.  The difference between the carrying amount(that being the cost of the seller) and the par value was recorded in deficit. The Company issued those shares to our Chairman in trust for those individual creditors.  The second group of creditors, who wish to collect cash proceeds from the sale of collateralized land, settled with the second private company (owned by our former Director) whereby the former director would be personally liable to settle the amounts with the creditors. The Company could not locate the remaining third group creditors and could not settle any of their debts.

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

Land Fair Value

	Mar. 31, 2017 (USD)	Dec. 31, 2016 (USD)
Fair Value (NT$)	263,018,668	263,018,668
Land Area (square meter)	532,228	532,228

As of March 31, 2017 and December 31, 2016, the Company’s receivable amounts are shown below.

Receivables

	Mar. 31, 2017 (USD)	Dec. 31, 2016 (USD)
Loan receivable	8,692,243	8,148,290

During fiscal 2016, three parcels of the debtor’s land were sold for the following amounts:

Land Sales Proceeds

Year Ended Dec. 31, 2016
Yilan	258,999,970
Tainan	15,681,799
Pingtung	30,110,734
Total	304,792,503

No gain or loss was recognized upon sale of the debtor’s land because the initial carrying value was adjusted to its fair value as agreements with the first group of the creditors stipulated that the cost of the seller to equal to the estimated expected proceeds from the sales.

NOTE 6.         ACQUISITION OF AHI FILM INC.

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of AHI Film Inc. from Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Film and AHI Film’s creditor’s right from Yu, Chien-Yang, a former director and major shareholder. This transaction closed on January 1, 2017.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of AHI Film acquisition

Jan 1, 2017 (USD)
Cash	111,702
Accounts receivable	716
Prepaid expenses and other current assets	17,310
Fixed Assets	31,635
Media Assets	4,268,341
Accounts payable	(12,801)
Other payable	(4,395,112)
Other current liabilities	(21,790)
Consideration paid	1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets are to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

NOTE 7.         ACQUISITION OF AHI RECORD INC.

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of AHI Records Inc. from Chang, Hsin-Yu (the “Seller”), the sole shareholder of AHI Records Inc. (“AHI Records”) and AHI Records’ creditor’s right from Yu, Chien-Yang, a former director and major shareholder. This transaction closed on January 1, 2017.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of AHI Record acquisition

Jan 1, 2017 (USD)
Cash	1,973
Media Assets	440,509
Other payable	(442,481)
Consideration paid	1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets are to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

NOTE 8.         ACQUISITION OF SAN LOTUS HOLDING INC (BVI)

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of San Lotus Holding Inc. registered in British Virgin Islands (the “BVI Company”) from Chang, Hsin-Yu (the “Seller”), the sole shareholder of the BVI Company and the BVI Company’s creditor’s right from Yu, Chien-Yang, a former director and major shareholder. This transaction closed on January 1, 2017.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of San Lotus Holding Inc. (BVI) acquisition

Jan 1, 2017 (USD)
Cash	100
Intangible Assets	1,313,849
Other payable	(1,313,948)
Consideration paid	1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets are to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

NOTE 9. RELATED PARTY TRANSACTIONS

The principal related party transactions for the three months ended March 31, 2017 and year ended March 31, 2016 were as follows:

a)                  Purchase of vehicle

During fiscal 2016, the Company purchased two vehicles from a private company controlled by Yu, Chien-Yang , our former Director for total purchase price of $39,600

b)                  Amounts due from/to related parties

Amounts Due From or To Related Parties

	Mar. 31, 2017 (USD)	Mar. 31, 2016 (USD)
Amount due from Chen, Kuan Yu, Chairman	78,411	78,000
Amount due from Yu, Chien Yang, former Director	78,411	78,000
Amount due to Yu, Chien Yang, former Director	0	7,023

The amounts due from/to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

c)               Acquisitions

The acquisitions of XO, Mao Ren, AHI Film Inc., AHI Records Inc. and San Lotus Holding Inc. (BVI) as outlined in notes 3, 4, 6, 7 and 8 are considered to be transactions with related parties.

NOTE 10.           CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividend on its common stock.  The Company has not declared any dividend since incorporation.

There are no capital transactions during the three months period ended March 31, 2017 or fisical year ended December 31, 2016.

NOTE 11.        COMMITMENTS AND CONTINGENCIES

a)    The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2017 are as follows:

Minimum lease payments

	Year Ended Dec. 31, 2017 (USD)	Year Ended Dec. 31, 2018 (USD)	Total
Minimum lease payments	39,561	52,748	92,309

Rental expenses

	Three months Ended Mar. 31, 2017 (USD)	Three months Ended Mar. 31, 2016 (USD)
Rental expenses	13,187	18,624

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

NOTE 12.           SEGMENTED INFORMATION

The Company has two principal reportable segments, one of which is considered to be discontinued operations as at March 31, 2017.  These reportable segments were determined based on the nature of products and services offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Business Segments

	Three months ended Mar. 31, 2017 (USD)	Three months ended Mar. 31, 2016 (USD)
Travel Services	0	87,031
Real Estate	(182,411)	(67,889)
Impairment of ancillary assets	(6,022,700)	0
Net income (loss)	(6,205,111)	19,142

The following table lists the Company’s capital assets by geographical area:

Geographical Areas

	Mar. 31, 2017 (USD)	Dec. 31, 2016 (USD)
U.S.A.	30,519	0
Taiwan	6,333,659	5,956,385
Capital assets	6,364,478	5,956,385

NOTE 13.           CONCENTRATIONS

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

NOTE 14.                   RESTATEMENT AND CORRECTION OF ERRORS

Subsequent to the issuance of the Company’s 2015consolidated financial statements on May 6, 2016, the Company became aware of errors in its determination of certain previously reported amounts in its 2015consolidated financial statements related to the acquistion of XO and Mao Ren and the application of its revenue recognition policy.  These errors were related to the measurement of the purchase price allocation on acquistion dates and the subsequent measurement of these amounts as well as the recognition policy of the revenue from the travel services business.  The Company has also identified other adjustments that have been corrected as part of this restatement, including classification of related party balances, and adjustments to accounts receivable and unearned revenue related to errors in revenue recognition. The errors in revenue recognition are related to the fact that the Company booked revenue on a gross basis instead of net basis in accordance with ASC 605-45 Revenue Recognition: Principal Agent Considerations. The purchase price allocation has been adjusted to reflect the carrying amounts to the seller of Mao Ren.The Company determined its previously issued consolidated financial statements should be restated to correct these errors.  The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets as at March 31, 2016, consolidated statementof comprehensive loss, and consolidated statementof cash flows for the three months period ended March 31, 2016.

Consolidated balance sheets

	Mar. 31, 2016	Mar. 31, 2016	Mar. 31, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Current assets
Cash	14,184	800	14,984
Accounts receivable	0	112,160	112,160
Prepaid expenses and other current assets	1,045,752	(1,009,690)	36,062
Current assets	1,059,936	(896,730)	163,206
Goodwill	1,167,726	(1,167,726)	0
Due from related parties	0	172,409	172,409
Long term receivables	27,079,270	(9,314,579)	17,764,691
Fixed assets	6,008,269	0	6,008,269
Other assets	7,049	0	7,049
Total assets	35,322,250	(11,206,626)	24,115,624
Current liabilities
Accounts payable and accrued liabilities	296,744	58,491	355,235
Unearned revenue	207,580	(125,283)	82,297
Current liabilities	504,324	(66,792)	437,532

Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Deficit	(3,763,235)	(11,211,236)	(14,974,471)
Accumulated other comprehensive loss	(1,630,757)	533,762	(1,096,995)
Liabilities and Equity	35,322,250	(11,206,626)	24,115,624

Consolidated statements of loss and comprehensive loss

	Three Months Ended Mar. 31, 2016	Three Months Ended Mar. 31, 2016	Three Months Ended Mar. 31, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Revenue	279,402	(91,977)	187,425
Cost of sales	64,724	(64,724)	0
Gross profit	214,678	(27,253)	187,425
General and administrative expenses	164,034	4,250	168,284
Gain (Loss) from operations	50,644	(31,503)	19,141

Interest income	1	(1)	0
Loss before income taxes	50,645	(31,504)	19,141
Income tax expense	0	0	0
Consolidated net Income	50,645	(31,504)	19,141

Net income (loss) for the year	50,645	(31,504)	19,141
Basic and diluted loss per share	0.00	(0.00)	(0.00)
Weighted average number of common shares outstanding	10,723,343	29,002,215	39,725,558
Net income (loss)	50,645	(31,504)	19,141
Foreign exchange translation	880,793	(331,662)	549,131
Total comprehensive loss	931,438	(363,166)	568,272

Consolidated statements of stockholder’s equity

	Mar. 31, 2016	Mar. 31, 2016	Mar. 31, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)

Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	-1,815,415	-462,360	-2,277,775
Deficit	-3,763,235	-11,211,236	-14,974,471
Accumulated other comprehensive loss	-1,630,757	533,762	-1,096,995
Total Equity	34,817,926	-11,139,834	23,678,092

Consolidated statements of cash flows

	Three Months Ended Mar. 31, 2016	Three Months Ended Mar. 31, 2016	Three Months Ended Mar. 31, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Net cash used in operating activities	(121,336)	195	(121,141)
Net cash from investing activities	0	0	0
Net cash from financing activities	0	0	0
Effect of exchange rate on cash	(605)	605	0
Change in cash during the year	(121,941)	800	(121,141)
Cash, beginning of the year	136,125	0	136,125
Cash, end of the year	14,184	800	14,984

NOTE 15.                   SUBSEQUENT EVENTS

On December 31, 2016, the Company entered into a stock purchase agreement (“Agreement IV”) with Wu, Ting-Kuang (the “Seller”), the sole shareholder of Da Ren International Insurance Brokers Co. Ltd. (the “Da Ren Insurance”), to purchase the outstanding 300,000 shares of Da Ren Insurance (the “Da Ren Insurance Shares”) in exchange for NTD$10,500,000, and the transaction has not yet been closed. The Company determined that the acquisition of Da Ren Insurance will be an asset acquisition upon closing of the transaction.

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

We have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include as follows: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of the significant transaction to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016.These transactions were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but are not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. Through these acquisitions, key personnel have been retained to ensure that crucial functions to media production are kept in house for future development. We have concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through the significant transaction on August 31, 2016 and subsequently closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), we have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development. Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Revenue	0	0
Cost of sales	0	0
Gross profit	0	0
General and administrative expenses	180,938	67,890
Profit (Loss) from Operations	-180,938	-67,890

Other income (expenses)
Interest income	0	1
Other Income (Loss)	1,094	0
Impairment loss	-6,022,700	0
Foreign exchange loss	-2,896	0
Total other income (expense)	-6,024,502	1
Loss before income taxes	-6,205,440	-67,889
Income taxes expense	0	0
Net Income (Loss)	-6,205,440	-67,889
Loss attributable to noncontroling interest	-329	0
Consolidated net Income	-6,205,111	-67,889

Loss from continuing operations	-6,205,111	-67,889
Income from discontinued operations	0	87,031
Net income (loss) for the year	-6,205,111	19,142

Net Loss Per Share
Basic and Diluted	-0.16	0.00
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,558	39,725,558

Net Loss	-6,205,111	19,142
Foreign exchange translation	1,035,227	549,131
Total comprehensive loss	-5,169,884	568,273

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues.  We incurred revenue of $0 during the three months ended March 31, 2017 and 2016.

General and Administrative Expenses.  We incurred general and administrative expenses of $180,938 and $67,890 during the three months ended March 31, 2017 and 2016, respectively. The increase was mainly attributable to combination of AHI FILM INC.

Income (loss) from operations.   Loss from operations is $180,938and $67,890 for the three months ended March 31, 2017 and 2016. This decrease was attributable to the combination of AHI FILM INC.

Other Income (expenses).  Other loss was $6,024,502 for the three months ended March 31, 2017 and other income was $1 for the three months ended March 31, 2016. It was attributable to the impairment loss of the acquisition on January 1,2017.

Net Income (loss) Before Income Taxes.  Loss before income taxes is $6,205,440 and $67,889 for the three months ended March 31, 2017 and 2016.  The decrease was mainly attributable to the impairment loss of the acquisition on January 1, 2017.

Provision for Income Taxes.  We have$0 income tax expense for the three months ended March 31, 2017 and 2016.

Net Income (loss)  As a result of the above factors, we experienced a net loss of approximately  $6,205,440  and $67,889 for the three months ended March 31, 2017 and 2016, representing a decrease of approximately $6,137,551. This decrease was primarily for the impairment loss of the acquisition on January 1, 2017.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest was $329 and $0 for the three months ended March 31, 2017 and 2016

Liquidity and Capital Resources

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

As of March 31, 2017, we had $1,252,128 cash in the bank; $806,988cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $327 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.; $106,840 cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc.; $99,798 cash held by our wholly-owned California subsidiary, AHI Film Inc.; $2,954 cash held by our wholly-owned California subsidiary, AHI Record Inc, and $44,218 cash held by our wholly-owned British Virgin Island subsidiary, San Lotus Holding Inc. (BVI).

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	$92,309	$39,561	$52,748
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	$92,309	$39,561	$52,748

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of $22,687,466 as of March 31, 2017.

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

 In addition, we advanced an additional $6,047,831 to AHI Film Inc. (“AHI Film”), a company that was acquired subsequent to December 31, 2016.

We are currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. Our expected cash receipts to fund its liabilities are through the realization of its long term receivable. We believe our current and future plans enable it to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should we are unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Critical Accounting Polices

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, including the Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2017. Based on this evaluation, the Chairman and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting and organizational governance as of March 31, 2017. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting and organizational governance were not effective because of following deficiencies as of March 31, 2017: (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company’s failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Because of these deficiencies, it is reasonably possible that our internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate. We will be addressing these deficiencies in the near term as the Company develops.

The Company's independent registered public accounting firm, Davidson & Company LLP, has not audited the Company's internal control over financial reporting as of March 31, 2017.

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

20

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

SAN LOTUS HOLDING INC.

Date: May 22, 2017	By:	/s/Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: May 22, 2017	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer