Form 10-Q
period 2017-06-30
San Lotus Holding Inc
filed 2017-08-11
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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



As of June 30, 2017, 39,725,558shares of the Registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended June 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Audited)
Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2017 and 2016 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited)
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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	347,245	7,805,660
Accounts receivable	25,784	0
Prepaid expense and other current assets	368,582	149,925
Current assets held for divesture	0	0
Total Current Assets	741,611	7,955,585
Due from related parties	156,822	156,000
Property and equipment, net	6,761,913	5,956,385
Goodwill	157,283	0
Long term receivable	8,661,613	8,148,290
Other assets	67,372	7,844
Total Assets	16,546,614	22,224,104

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and Accrued liabilities	434,418	38,061
Due to related party	0	7,023
Current liabilities held for divesture	0	0
Total Current Liabilities	434,418	45,084

Stockholders' Equity
Common stock, shares issued	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury Stock	(2,277,775)	(2,277,775)
Common stock, outstanding	39,749,558	39,749,558
Accumulated deficit	(23,405,966)	(16,482,355)
Accumulated other comprehensive loss	(112,833)	(1,088,183)
Total San Lotus Holding Inc. stockholders' equity	16,230,759	22,179,020
Non-controlling interest	(118,563)	0
Total Equity	16,112,196	22,179,020
Total Liabilities and Equity	16,546,614	22,224,104
Stockholders' Equity
Common stock, shares authorized	150,000,000	150,000,000
Common stock, par value	1.00	1.00
Treasury Stock, shares	(2,277,775)	(2,277,775)
Common stock, outstanding shares	39,725,558	39,725,558

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Revenue - insurance commission	15,196	0
Cost of sales	0	0
Gross profit	15,196	0
General and administrative expenses	919,186	122,856
Profit (Loss) from Operations	(903,990)	(122,856)

Other income (expenses)
Interest income	0	3
Other Income (Loss)	(3,347)	9,786
Impairment loss	(6,015,744)	0
Foreign exchange loss	(911)	0
Total other income (expense)	(6,020,002)	9,789
Loss before income taxes	(6,923,992)	(113,067)
Income taxes expense	0	0
Net Income (Loss)	(6,923,992)	(113,067)
Loss attributable to non-controlling interest	(381)	0
Consolidated net Income	(6,923,611)	(113,067)

Loss from continuing operations	(6,923,611)	(113,067)
Income from discontinued operations	0	48,498
Net income (loss) for the year	(6,923,611)	(64,569)

Net Loss Per Share
Basic and Diluted	(0.17)	0.00
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,558	39,725,558

Net Loss	(6,923,611)	(64,569)
Foreign exchange translation	975,350	781,886
Total comprehensive loss	(5,948,261)	717,317

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Cash Flows from Operating Activities
Net income (loss)	(6,923,611)	(64,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,971	36,016
Impairment Loss	6,015,744	0
Changes in operating assets and liabilities:
Prepaid and other current assets	(45,751)	1,585
Assets held for divesture	0	(110,041)
Accounts payable	(5,856,024)	(53,478)
Due to related party	(7,023)	0
Liabilities held for divesture	0	143,539
Other assets	(25,166)	0
Net cash used in operating activities	(6,829,860)	(46,948)
Cash Flows from Investing Activities
Acquisition of AHI Film	111,702	0
Acquisition of AHI Record	1,973	0
Acquisition of San Lotus (BVI)	100	0
Acquisition of Da Ren Insurance Broker	(298,138)	0
Purchase of property and equipment	(377,748)	0
Net cash provided by (used in) investing activities	(562,111)	0
Cash Flows from Financing Activities
	0	0
Effect of exchange rate changes on cash and cash equivalents	(66,444)	44,362
Net increase (decrease) in cash and cash equivalents	(7,458,415)	(2,586)
Cash and cash equivalents, beginning of the year	7,805,660	7,681
Cash and cash equivalents, ending of the year	347,245	5,095
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	0	0
Income tax	0	0
Supplemental disclosure of noncash financing activities
Issuance of note payable to acquire land	0	0
Issuance of Common stock in settlement of note payable	0	0
Issuance of note payable to acquire receivables	0	0
Issuance of common stock in settlement of note payable	0	0

The accompanying notes are an integral part of these consolidated financial statements.

SANLOTUSHOLDINGINC.

NOTESTO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc. (the“Company”or“San Lotus”), was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California (the "Conversion") on July 21, 2015. The Company’s principal address of business is in Taiwan.

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

The Company have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include as follows: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of the significant transaction to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016.These transactions were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but are not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. Through these acquisitions, key personnel have been retained to ensure that crucial functions to media production are kept in house for future development. The Companyhave concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through the significant transaction on August 31, 2016 closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), the Company have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development. Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development.

The acquisition of Da Ren International Insurance Brokers Co. Ltd. (the “Da Ren Insurance”) closed on April 1, 2017. The Company will continue to develop in the insurance brokerage market. The Company determined that the acquisition of Da Ren Insurance will be a business acquisition upon closing of the transaction.

The Company has not conducted business operations nor had significant revenues from operations since its inception.

The Company’s year-end is December 31.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries.  In the opinion of management, the accompanying Consolidated Financial Statements of the Company, contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of June 30, 2017 and December 31, 2016 and its results of operations and cash flows for the six month periods ended June 30, 2017 and June 30, 2016 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2017.

Basis of Presentation and Measurement

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2017 and the results of its operations for the six months then ended.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

On August 7, 2017, the Board approved these condensed consolidated interim financial statements.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries, Green Forest Management Consulting Inc. (“Green Forest”), Da Ren International Development Inc. (“Da Ren”), Mao Ren International Inc. and XO Experience Inc. Intercompany accounts and transactions have been eliminated uponconsolidation. The following companies have been consolidated as at June 30, 2017 and December 31, 2016:

Consolidated companies

Company name	Registered	Purpose of entity
Green Forest	Taiwan	Land holding company
Da Ren	Taiwan	Land holding company
Mao Ren	Taiwan	Liquidation rights to collateralized land
XO	U.S.A.	Travel services
AHI Film	U.S.A.	Media production company
AHI Record	U.S.A.	Music production company
San Lotus (BVI)	British Virgin Islands	Overseas holding company
Da Ren International Insurance Brokers*	Taiwan	Insurance Brokers

* Da Ren International Insurance Brokers became a subsidiary of the Company on April 1, 2017.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $23,405,966 as of June 30, 2017.

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

Revenue recognition

The Company’s revenues have been principally derived from providing hotel reservation, air ticketing, other travel and non-travel services. During the period ended June 30, 2017, the Company acquired a 100% interest in Da Ren Insurance.  Da Ren Insurance’ source of revenue is from insurance commission.  The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured, as prescribed by ASC 605-10, Revenue Recognition, Overall. These criteria as related to revenues are considered to have been met as follows:

Insurance commission:  The Company recognizes commission revenues at the later of the billing or the effective date of the related insurance policies.  The commission is based on a percentage basis in the contract and is determined by the insurance carrier in advance of the contractual period.  The Company recognizes supplemental commission revenues using internal data and information received from insurance carriers that allows the Company to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier, and is established periodically in advance of the contractual period based on historical performance criteria.

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

Air ticketing services: Commissions from air ticketing services rendered are recognized upon the issuance of air tickets, net of estimated cancellations. Customers purchase the air tickets, and the Company remits the net amount less base commission to the airlines. Estimated cancellations were insignificant for the years ended June 30, 2017 and December 31, 2016. The Company presents revenues from such transactions on a net basis in the consolidated statements of operations, as the Company acts as an agent, does not assume any inventory risk, and has no obligations for cancelled airline ticket reservations. The Company sometimes also receives additional discretionary commissions from certain airlines when performance targets are met. Such discretionary commissions are recognized on a cash basis because the Company cannot reasonably estimate the amount, or timing of receipt, of such commissions in advance.

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

Net Income (Loss) Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years presented, the Company did not have any common equivalent shares.

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

Foreign currency exchange rates

	Jun. 30, 2017	Dec. 31, 2016
Average Exchange Rate, TWD	30.658	31.911
Instant Exchange Rate, TWD	30.436	32.279
Average Exchange Rate, USD	1.000	1.000
Instant Exchange Rate, USD	1.000	1.000

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. The Company believes that the adoption of the standard will not have a significant impact on its consolidated financial statements.

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

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment

	Jun.30, 2017 (USD)	Dec. 31, 2016 (USD)
Land	6,007,853	5,902,201
Vehicles	147,782	67,960
Equipment	145,659	55,069
Property and equipment - gross	6,901,294	6,025,230
Accumulated depreciation	(139,381)	(68,845)
Property and equipment - net	6,761,913	5,956,385

During the period ended June 30, 2017, the Company’s subsidiary, San Lotus Holding Inc. (BVI) had acquired three properties in Kyushu, Japan. These properties are held in trust under the Company’s chairman’s, Kuan Yu Chen, name. Details of these purchase are listed below.

Land Acquired During Period

Item	Name	Contract Date	Closing Date	Type of Property	Area/㎡
1	Yufuin City, Oita Prefecture, Kyushu	2017/6/23	2017/6/29	Land	1,222.49
2	Yufuin City, Oita Prefecture, Kyushu	2017/6/22	2017/6/29	Land	3,192
3	Kirishima City, Kagoshima Prefecture, Kyushu	2017/4/21	2017/6/21	Land	2,415.54

Depreciation Expense

	Six Months Ended Jun. 30, 2017 (USD)	Six Months Ended Jun. 30, 2016 (USD)
Depreciation Expense	11,971	36,016

In June 2016, The Company has sold vehicles, details of which are listed below.

Vehicle Sale

June 30, 2016 (USD)
Sale proceeds	44,000
Net book value	34,215
Realized gain on disposal	9,785

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

The acquisition of XO is considered to be a business acquisition; accordingly, goodwill (refer to above table) was recognized on the acquisition date.  As at December 31, 2015, the Company performed an impairment test on its goodwill and determined that an impairment existed due to negative expected cash flows that will be generated in the business.  Accordingly, the Company recorded an impairment charge equal to the full amount of its goodwill (refer to above table).

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

Discontinued Operations

	Six Months Ended Jun. 30, 2017 (USD)	Six Months Ended Jun. 30, 2016 (USD)
Revenue	0	156,672
General and administrative expenses	0	(108,174)
Income tax	0	0
Net income (loss) from discontinued operations	0	48,498

The components of discontinued operations summarized on the balance sheets arising from the decision to dissolve XO are as follows:

Discontinued Operations

	Jun 30, 2017 (USD)	Dec. 31, 2016 (USD)
Current assets
Cash	0	0
Accounts receivable and other current assets	0	0
Due from former related parties	0	0
Total assets held for divesture	0	0
Current liabilities
Accounts payable and accrued liabilities	0	0
Unearned revenue	0	0
Total liabilities held for divesture	0	0

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

Land Fair Value

	Jun. 30, 2017 (USD)	Dec. 31, 2016 (USD)
Fair Value (NT$)	263,018,668	263,018,668
Land Area (square meter)	532,228	532,228

As of June 30, 2017 and December 31, 2016, the Company’s receivable amounts are shown below.

Receivables

	Jun 30, 2017 (USD)	Dec. 31, 2016 (USD)
Loan receivable	8,661,613	8,148,290

During fiscal 2016, three parcels of the debtor’s land were sold for the following amounts:

Land Sales Proceeds

Year Ended Dec. 31, 2016
Yilan	258,999,970
Tainan	15,681,799
Pingtung	30,110,734
Total	304,792,503

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of AHI Film acquisition

Jan 1, 2017 (USD)
Cash	111,702
Accounts receivable	716
Prepaid expenses and other current assets	17,310
Fixed Assets	31,635
Media Assets	4,261,597
Accounts payable	(12,801)
Other payable	(4,388,368)
Other current liabilities	(21,790)
Consideration paid	1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets is to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

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

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets is to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

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

Fair value of San Lotus Holdong Inc. (BVI) acquisition

Jan 1, 2017 (USD)
Cash	100
Intangible Assets	1,313,849
Other payable	(1,313,948)
Consideration paid	1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets is to be impaired due to the uncertainty in the ultimate benefit to the Company.  The Company decided to purchase these assets to reimburse the original creditors for their advances and expenses paid on behalf of these companies.

NOTE 9.         ACQUISITION OF Da Ren International Insurance Brokers Co. Ltd

On December 31, 2016, the Company entered into an agreement to purchase all outstanding shares of Da Ren International Insurance Brokers Co.,Ltd registered in Taiwan (R.O.C) (the “Da Ren Insurance”) from Wu, Ting–Kuang (the “Seller”), the sole shareholder of the Da Ren International Insurance Brokers Co.,Ltd. This transaction closed on April 1, 2017.  Da Ren Insurance and the Company have common officers and directors at the time of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of the acquisition:

Fair value of Da Ren International Insurance Brokers Co.,Ltd acquisition

Apr 1, 2017 (USD)
Cash	46,848
Receivables	155,596
Other Assets	58,352
Intangible Assets	157,283
Other payable	(73,093)
Consideration paid	344,986

The purpose of the acquisition of Da Ren Insurance was to complement the future development of the Company’s real estate holdings.

NOTE 10.           FORMATION OF AHI FILM’S LLC SUBSIDIARIES

On April 23, 2017, AHI Film formed four LLC subsidiaries to develop four separate film projects. The specifics of film projects have yet to be determined.  During the period ended June 30, 2017, there are no transactions in these LLC’s.

NOTE 11.           RELATED PARTY TRANSACTIONS

The principal related party transactions for the six months ended June 30, 2017 and year ended June 30, 2016 were as follows:

a)                  Purchase of vehicle

During fiscal 2016, the Company purchased two vehicles from a private company controlled by Yu, Chien-Yang , our former Director for total purchase price of $39,600

b)                  Amounts due from/to related parties

Amounts Due From or To Related Parties

	June 30, 2017 (USD)	Dec. 31, 2016 (USD)
Amount due from Chen, Kuan Yu, Chairman	78,411	78,000
Amount due from Yu, Chien Yang, former Director	78,411	78,000
Amount due to Yu, Chien Yang, former Director	0	7,023

The amounts due from/to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

c)               Acquisitions

The acquisitions of XO, Mao Ren, AHI Film Inc., AHI Records Inc., San Lotus Holding Inc. (BVI) and Da Ren Insurance as outlined in notes 3,4,6,7, 8 and 9 are considered to be transactions with related parties.

NOTE 12.           CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividend on its common stock.  The Company has not declared any dividend since incorporation.

There are no capital transactions during the six months period ended June 30, 2017 or fiscal year ended December 31, 2016.

NOTE 13.       COMMITMENTS AND CONTINGENCIES

a)    The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term.

Future minimum lease payments under non-cancellable operating leases as of Jun 30, 2017 are as follows:

Minimum lease payments

	Year Ended Dec. 31, 2017 (USD)	Year Ended Dec. 31, 2018 (USD)	Total
Minimum lease payments	33,880	67,760	101,640

Rental expenses

	Six months Ended Jun. 30, 2017 (USD)	Six months Ended Jun. 30, 2016 (USD)
Rental expenses	33,880	19,135

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

NOTE 14.           SEGMENTED INFORMATION

The Company has two principal reportable segments, one of which is considered to be discontinued operations as at June 30, 2017.  These reportable segments were determined based on the nature of products and services offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Business Segments

	Six months ended Jun 30, 2017 (USD)	Six months ended Jun. 30, 2016 (USD)
Travel Services*	0	48,498
Real Estate	(907,867)	(113,067)
Impairment of ancillary assets	(6,015,744)	0
Net income (loss)	(6,923,611)	(64,569)

* The Company’s travel services business segment is considered to be a discontinued operations as at December 31, 2016 due to the dissolution of XO which is the only entity carrying out travel services.  Further information about this segment is outlined in Note 3.

The following table lists the Company’s capital assets by geographical area:

Geographical Areas

	Jun 30, 2017 (USD)	Dec. 31, 2016 (USD)
U.S.A.	28,720	0
Taiwan	6,384,939	5,956,385
Japan	348,254	-
Capital assets	6,761,913	5,956,385

NOTE 15.           CONCENTRATIONS

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

NOTE 16.                   RESTATEMENT AND CORRECTION OF ERRORS

Subsequent to the issuance of the Company’s 2015 consolidated financial statements on May 6, 2016, the Company became aware of errors in its determination of certain previously reported amounts in its 2015 consolidated financial statements related to the acquistion of XO and Mao Ren and the application of its revenue recognition policy.  These errors were related to the measurement of the purchase price allocation on acquistion dates and the subsequent measurement of these amounts as well as the recognition policy of the revenue from the travel services business.  The Company has also identified other adjustments that have been corrected as part of this restatement, including classification of related party balances, and adjustments to accounts receivable and unearned revenue related to errors in revenue recognition. The errors in revenue recognition are related to the fact that the Company booked revenue on a gross basis instead of net basis in accordance with ASC 605-45 Revenue Recognition: Principal Agent Considerations. The purchase price allocation has been adjusted to reflect the carrying amounts to the seller of Mao Ren.The Company determined its previously issued consolidated financial statements should be restated to correct these errors.  The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets as at June 30, 2016, consolidated statement of comprehensive loss, and consolidated statement of cash flows for the three months period ended June 30, 2016.

Consolidated balance sheets

	Jun. 30, 2016	Jun. 30, 2016	Jun. 30, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Current assets
Cash	5,094	0	5,094
Accounts receivable	0	285,363	285,363
Prepaid expenses and other current assets	469,898	(392,359)	77,539
Current assets	474,992	(106,996)	367,996
Goodwill	1,167,726	(1,167,726)	0
Long term receivables	27,406,587	(9,641,896)	17,764,691
Fixed assets	5,961,640	0	5,961,640
Other assets	7,977	0	7,977
Total assets	35,018,808	(10,916,504)	24,102,304
Current liabilities
Accounts payable and accrued liabilities	475,910	34,622	510,532
Current liabilities	475,910	34,622	510,532

Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Deficit	(4,034,216)	(11,023,972)	(15,058,188)
Accumulated other comprehensive loss	(1,634,804)	535,206	(1,099,598)
Liabilities and Equity	35,018,808	(10,916,504)	24,102,304

Consolidated statements of loss and comprehensive loss

	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Revenue	482,421	(482,421)	0
Cost of sales	479,129	(479,129)	0
Gross profit	3,292	(3,292)	0
General and administrative expenses	233,412	(110,556)	122,856
Gain (Loss) from operations	(230,120)	107,264	(122,856)

Interest income	3	(3)	0
Gain on sale of property	9,786	3	9,789
Other loss	(363)	363	0
Loss before income taxes	(220,694)	107,627	(113,067)
Income tax expense	0	0	0
Consolidated net Income	(220,694)	107,627	(113,067)

Net income (loss) for the year	(220,694)	107,627	(113,067)
Basic and diluted loss per share	(0.02)	0.02	(0.00)
Weighted average number of common shares outstanding	10,723,343	29,002,215	39,725,558
Net income (loss)	(220,694)	107,627	(113,067)
Foreign exchange translation	0	0	0
Total comprehensive loss	(220,694)	107,627	(113,067)

Consolidated statements of stockholder’s equity

	Jun. 30, 2016	Jun. 30, 2016	Jun. 30, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)

Share capital	42,003,333	0	42,003,333
Additional paid-in capital	24,000	0	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Deficit	(4,034,216)	(11,023,972)	(15,058,188)
Accumulated other comprehensive loss	(1,634,804)	535,206	(1,099,598)
Total Equity	34,542,898	-10,951,126	23,591,772

Consolidated statements of cash flows

	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2016
	As previously reported	Adjustments	As currently reported (Restated)
	(USD)	(USD)	(USD)
Net cash used in operating activities	(173,972)	127,024	(46,948)
Net cash from investing activities	43,071	(43,071)	0
Net cash from financing activities	0	0	0
Effect of exchange rate on cash	(130)	44,492	44,362
Change in cash during the year	(131,031)	128,445	(2,586)
Cash, beginning of the year	136,125	0	136,125
Cash, end of the year	5,094	128,445	133,539

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

XO was a brick and mortar location in 9368 Valley Boulevard, Suite 2, Rosemead California. Up until our exit of that business, that location also served as our principal executive office. Since the end of 2016, the location of the principle office has been moved, by virtue of our executive team, to Taiwan under the address of 3F B302C, No. 185 Kewang Road, Longtan District, Taoyuan City, Taiwan. On December 31, 2016, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, bought the outstanding 300,000 shares of Da Ren International Insurance Brokers Co., Ltd from Wu, Ting–Kuang, the sole shareholder of Da Ren International Insurance Brokers Co.,Ltd, in exchange for NTD$10,500,000. And, on April 1, 2017, the transaction buying the outstanding 300,000 shares of Da Ren International Insurance Brokers Co., Ltd has been closed. The transaction was also disclosed in the current report on Form 8-K filed on January 3, 2017.

We have currently exited the travel business and are focusing on our current assets, being the rights to land proceeds as described below.

Development of Destination Real Estate - Prior to the acquisition of XO, we also acquired several parcels of lands as described in Item 2properties. We have not developed these properties, nor have we entered into any contracts with developers. Until we have adequate cash for development work or obtain additional financing, we will hold the land until such time.

Although there have been a number of attempts to acquire more land in the past, our landmark event occurred on March 31, 2015 when we purchased Mao Ren International Inc. ("Mao Ren"), a company incorporated under the laws of Taiwan (R.O.C.). Mao Ren was set up as an entity, by and on behalf of creditors, to recover the remaining assets to a Taiwanese company out of Taiwan. The Taiwanese company relates to funds raised by a Taiwanese company, approximately $300 million (including all interest and penalties), to invest in real estate deals in Taiwan. This scheme promised above-market monthly returns to close to 3,000 investors and after several years of rapid expansion, it became evident that the scheme was unsustainable and resulted in its eventual collapse. After the collapse, these investors/creditors neither had the power nor the resources to recover their share of the money owed. After several attempts, Mao Ren was ultimately incorporated as a brand new entity to seek the liquidation to the properties of debtor for and on behalf of the investors/creditors. Accordingly, Mao Ren owned the liquidation rights to the properties of debtor. While owning the liquidation rights to the properties of debtor, Mao Ren was obligated to pay the creditors NTD$913,401,823. After our acquisition of Mao Ren, we assumed the obligation paying the creditors the NTD$913,401,823 on June 12, 2015. The obligation was settled by issuing to them and their designees29,464,575 shares of our common stock on June 12, 2015. While the obligation was settled by the issuance of shares, we retain the liquidation rights aforementioned. Mao Ren had initially assessed the value of the liquidation rights as NTD$913,401,823prior to acquisition. But, we have reassessed the value of the liquidation rights as NTD$568,111,416 which incorporated the cash proceeds received from the land sales that occurred in 2016.

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

We have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include as follows: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of the significant transaction to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016.These transactions were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but are not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. On April 23, 2017, AHI Film Inc. formed following LLC subsidiaries: Brownstone, LLC; Anotherotto, LLC; Backstage Pass, LLC; and Penelope Pitstop, LLC to produce films. Each of the foregoing Limited Liability Companies will produce a film. Through the acquisitions, key personnel have been retained to ensure that crucial functions to media production are kept in house for future development. We have concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through the significant transaction on August 31, 2016 and subsequently closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), we have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development.

Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development. During April and June, 2017, San Lotus Holding Inc. (BVI) has acquired an aggregate of 6,830.03 square meters of lands in Kyushu, Japan. The detail of the acquisition is summarized as follows:

Item	Name	Contract Date	Closing Date	Type of Property	Area/㎡
1	Yufuin City, Oita Prefecture, Kyushu	2017/6/23	2017/6/29	Land	1,222.49
2	Yufuin City, Oita Prefecture, Kyushu	2017/6/22	2017/6/29	Land	3,192
3	Kirishima City, Kagoshima Prefecture, Kyushu	2017/4/21	2017/6/21	Land	2,415.54
				Total	6,830.03

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
	(Unaudited)	(restated)
Revenue - insurance commission	15,196	0
Cost of sales	0	0
Gross profit	15,196	0
General and administrative expenses	919,186	122,856
Profit (Loss) from Operations	(903,990)	(122,856)

Other income (expenses)
Interest income	0	3
Other Income (Loss)	(3,347)	9,786
Impairment loss	(6,015,744)	0
Foreign exchange loss	(911)	0
Total other income (expense)	(6,020,002)	9,789
Loss before income taxes	(6,923,992)	(113,067)
Income taxes expense	0	0
Net Income (Loss)	(6,923,992)	(113,067)
Loss attributable to non-controlling interest	(381)	0
Consolidated net Income	(6,923,611)	(113,067)

Loss from continuing operations	(6,923,611)	(113,067)
Income from discontinued operations	0	48,498
Net income (loss) for the year	(6,923,611)	(64,569)

Net Loss Per Share
Basic and Diluted	(0.17)	0.00
Weighted Average Shares Outstanding:
Basic and Diluted	39,725,558	39,725,558

Net Loss	(6,923,611)	(64,569)
Foreign exchange translation	975,350	781,886
Total comprehensive loss	(5,948,261)	717,317

Liquidity and Capital Resources

Excluding our planned acquisitions, we expect the running of San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Da Ren International Development Inc.; Da Ren International Insurance Brokers Co., Ltd; Mao Ren International Inc.; XO Experience Inc.; AHI Film Inc.; AHI Records Inc.; and San Lotus Holding Inc. in British Virgin Islands to require approximately $2,040,000to carry out planned operations for the next 12 months. This includes as follows:

We expect our monthly expenses to continue at the rate of $170,000after December 31, 2016, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustaining our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of June 30, 2017, we had $347,245cash in the bank; $54,383cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Green Forest Management Consulting Inc.; $326cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Development Inc.;$112,993cash held by our wholly-owned Taiwan (R.O.C.) subsidiary, Da Ren International Insurance Brokers Co., Ltd; $5,422cash held by our wholly-owned Taiwan (R.O.C.) subsidiary Mao Ren International Inc.; $129,831cash held by our wholly-owned California subsidiary, AHI Film Inc.; $2,868cash held by our wholly-owned California subsidiary, AHI Record Inc, and $5,799cash held by our wholly-owned British Virgin Island subsidiary, San Lotus Holding Inc. (BVI).

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

Tabular disclosure of contractual obligations

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]
[Capital Lease Obligations]
[Operating Lease Obligations]	$90,609	$63,025	$27,584
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]
Total	$90,609	$63,025	$27,584

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of $-23,405,966as of June 30, 2017.

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

We are currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. Our expected cash receipts tofund its liabilities are through the realization of its long term receivable. We believe our current and future plans enable it to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should we are unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Critical Accounting Polices

It is our goal to clearly present our financial information in a manner that enhances the understanding of our sources of earnings and cash flows, as well as our financial condition. We do this by including the information required by the SEC, as well as providing additional information that gives further insight into our financial operations. Our financial report includes a discussion of our accounting principles, as well as methods and estimates used in the preparation of our financial statements.We believe these discussions and statements fairly represent the financial position and operating results of our company. The purpose of this portion of our discussion is to further emphasize some of the more critical areas where a significant change in facts and circumstances in our operating and financial environment could cause a change in future reported financial results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, including the Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2017. Based on this evaluation, the Chairman and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting and organizational governance as of June 30, 2017. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on our assessment, we believe that our internal controls over financial reporting and organizational governance were not effective because of following deficiencies as of June 30, 2017: (i) the lack of U.S. GAAP expertise of our chief financial officer, (ii) the lack of U.S. GAAP expertise of our internal accounting staff, and (iii) the company’s failure to have a board of directors consisting of a majority of independent directors and our lack of a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Because of these deficiencies, it is reasonably possible that our internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate. We will be addressing these deficiencies in the near term as the Company develops.

The Company's independent registered public accounting firm, Davidson & Company LLP, has not audited the Company's internal control over financial reporting as of June 30, 2017.

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

SAN LOTUS HOLDING INC.

Date: August 10, 2017	By:	/s/Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: August 10, 2017	By:	/s/ Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer