Form 10-Q
period 2017-09-30
San Lotus Holding Inc
filed 2017-11-15
CIK 1528749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No☒

As of November 14, 2017, 39,725,558 shares of the registrant's common stock, $1 par value, were outstanding.

SAN LOTUS HOLDING INC.

FORM 10-Q

For the quarter ended September 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits.

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

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 241,548	$ 7,805,660
Accounts receivable	8,262	-
Prepaid expense and other current assets	95,736	127,379
Due from related parties	184,216	189,546
Other current assets	128,413	-
Total Current Assets	658,175	8,122,585
Long-term receivable	8,688,955	8,148,290
Property and equipment, net	6,705,336	5,956,385
Intangible assets	158,459	-
Deferred tax asset	43,041	-
Other assets	16,493	7,844
Total Assets	$ 16,270,459	$ 22,235,104

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 77,453	$ 4,901
Accounts payable and accrued liabilities - related party	100,345	33,160
Due to related party	101,010	7,023
Other current liabilities	179,028	-
Total Liabilities	457,836	45,084

Stockholders' Equity
Common stock; $1 par value; 150,000,000 shares authorized; 42,003,333 issued and 39,725,558 outstanding	42,003,333	42,003,333
Additional paid-in capital	24,000	24,000
Treasury stock; 2,277,775 shares	-2,277,775	-2,277,775
Accumulated deficit	-23,771,094	-16,482,355
Accumulated other comprehensive loss	-47,278	-1,088,183
Total San Lotus Holding Inc. stockholders' equity	15,931,186	22,179,020
Noncontrolling interest	-118,563	-
Total Equity	15,812,623	22,179,020
Total Liabilities and Equity	$ 16,270,459	$ 22,224,104

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016
		(Restated)
Revenue - insurance commissions	$ 17,594	$ -
General and administrative expenses	378,123	46,930
Impairment loss	2,156	-
Loss from operations	-362,685	-46,930

Other income (expense), net	-2,730	-362

Net loss from continuing operations	-365,415	-47,292
Net income from discontinued operations	-	-35,917
Net loss	-365,415	-83,209
Net loss attributable to noncontrolling interest	287	-
Net loss attributable to San Lotus Holdings Inc.	$ (365,128)	$ (83,209)

Comprehensive loss:
Net loss	$ (365,415)	$ (83,209)
Foreign currency exchange translation gain	65,555	472,985
Total comprehensive loss	$ (299,860)	$ 389,776

Loss per common share -basic and diluted	$ (0.01)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	39,725,558	39,725,558

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016
		(Restated)
Revenue - insurance commissions	$ 32,790	$ -
General and administrative expenses	1,297,309	169,786
Impairment loss	6,017,900	-
Loss from operations	-7,282,419	-169,786

Other income (expense), net	-6,988	9,427

Net loss from continuing operations	-7,289,407	-160,359
Net income from discontinued operations	-	12,581
Net loss	-7,289,407	-147,778
Net loss attributable to noncontrolling interest	668	-
Net loss attributable to San Lotus Holdings Inc.	$ (7,288,739)	$ (147,778)

Comprehensive loss:
Net loss	$ (7,289,407)	$ (147,778)
Foreign currency exchange translation gain	1,040,905	1,254,871
Total comprehensive income (loss)	$ (6,248,502)	$ 1,107,093

Loss per common share -basic and diluted	$ (0.18)	$ (0.00)
Weighted average common shares outstanding - basic and diluted	39,725,558	39,725,558

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	2017	2016
		(Restated)
Cash Flows from Operating Activities
Net loss	$ (7,289,407)	$ (147,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	33,843	39,697
Impairment loss	6,017,900	-
Gain on sale of assets	-	-9,786
Changes in operating assets and liabilities:
Accounts receivable	-2,548	824
Prepaid and other current assets	-125,055	-68,742
Other assets	-1,573	-1,170
Accounts payable	8,527	226,779
Accounts payable - related party	67,185	-
Other current liabilities	-512,415	-
Net cash provided by (used in) operating activities - continuing operations	-1,803,543	39,824
Net cash provided by operating activities - discontinued operations	-	2,419
Net cash provided by (used in) operating activities - total	-1,803,543	42,243

Cash Flows from Investing Activities
Cash acquired from AHI Film, net of cash paid of $1	111,701	-
Cash acquired from AHI Record, net of cash paid of $1	1,972	-
Cash acquired from San Lotus (BVI), net of cash paid of $1	99	-
Consideration paid to acquire Da Ren Insurance Broker, net of cash acquired of $46,848	-298,138	-
Advance to AHI Film	-	-812,758
Collection of long-term receivable	-	929,013
Purchase of property and equipment	-356,582	-40,288
Proceeds from sale of equipment	-	44,000
Net cash provided by (used in) investing activities	-540,948	119,967

Cash Flows from Financing Activities
Advances to related parties	-5,300,088	-130,362
Prepayment for purchase of treasury stock	-39,313	-
Net cash used in financing activities	-5,339,401	-130,362

Effect of exchange rate changes on cash and cash equivalents	119,780	13,895

Net decrease in cash and cash equivalents	-7,564,112	45,743
Cash and cash equivalents, beginning of the period	7,805,660	7,681
Cash and cash equivalents, ending of the period	$ 241,548	$ 53,424
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SAN LOTUS HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

San Lotus Holding Inc. (the “Company” or “San Lotus”), was incorporated on June 21, 2011 in the State of Nevada and changed our state of incorporation from the State of Nevada to the State of California on July 21, 2015. Since its incorporation, the Company has focused on business-related travel services and real estate development. The Company’s principal business activities are in Taiwan.

In 2015, through the acquisition of Mao Ren International Inc., the Company acquired liquidation rights to certain properties collateralized by a Taiwanese company. See Note 4.

In 2015 and part of 2016, the Company, through the acquisition of XO Experience Inc. from the former Chairman of the Company, was engaged in the provision of travel services, including hotel reservation services, airline ticketing, and travel packages in the United States. In December 2016, the Company decided to dissolve XO Experience Inc.

On January 1, 2017, through the acquisitions of AHI Film Inc. and AHI Records Inc., the Company acquired certain ancillary assets and know-how including: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan for future overseas development. The media assets, held by AHI Film Inc., AHI Records Inc. and their subsidiaries, include a feature motion picture; professional-grade photographs; professional-grade video footage; two completed music albums; and one semi-completed music album as well as other miscellaneous items. Through the acquisitions of AHI Film Inc. and AHI Records, Inc., key personnel have been retained to ensure that crucial functions to media production are kept in house for future development.

On January 1, 2017, through the acquisition of San Lotus Holding Inc. (BVI) and in anticipation of the Company’s planned investments in Japan, the Company acquired proprietary research knowledge on tourism development in Japan. The proprietary knowledge includes historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with a particular focus on destination real estate development.

On April 1, 2017, the Company acquired Da Ren International Insurance Brokers Co. Ltd. in anticipation of its future develpement in the insurance brokerage market.

Basis of Presentation and Measurement

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 as filed in our Annual Report on Form 10-K on May 12, 2017. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2017 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of San Lotus Holding, Inc. and its subsidiaries, Intercompany accounts and transactions have been eliminated upon consolidation. The following companies have been consolidated as at September 30, 2017:

Company name	Registered	Purpose of entity
Green Forest Management Consulting Inc. (“Green Forest”)	Taiwan	Land holding company
Da Ren International Development Inc. (“Da Ren”)	Taiwan	Land holding company
Mao Ren International Inc. (“Mao Ren”)	Taiwan	Liquidation rights to collateralized land
Da Ren International Insurance Brokers Co. Ltd. (“Da Ren Insurance”)	Taiwan	Insurance broker
AHI Film Inc.	U.S.A.	Media production company
AHI Record Inc. (“AHI Record”)	U.S.A.	Music production company
San Lotus Holding Inc. (BVI) (“San Lotus BVI”)	British Virgin Islands	Overseas holding company
XO Experience Inc. (“XO”)	U.S.A.	Travel services

All of the subsidiares listed above are wholly owned by the Company. AHI Film Inc. has two wholly owned subsidiaries, City For Rent LLC . and AHI Post Production Inc., and one subsidiary, Animedia TV Inc., of which AHI Film Inc. owns 82.78% of the outstanding shares.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $23,771,094 as of September 30, 2017.

The Company faces all the risks common to companies at the early stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. The Company's losses raise substantial doubt about its ability to continue as a going concern. The Company is currently addressing its liquidity issue by continually seeking investment capital through private placements of common stock and debt. Through the collection of its long-term receivable (see Note 4), the Company expects to have cash receipts to fund its operations. The Company believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows. Significant estimates incorporated into the Company’s consolidated financial statements include the estimated recoverable amount of the long-term receivable, the estimated useful lives for depreciable and amortizable assets and litigation contingencies and claims.

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it has decided to close or dispose of a subsidiary or line of business. The Company also follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it has decided to close or dispose of a subsidiary or line of business.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the Company to record assets acquired, liabilities assumed and any non-controlling interest in the acquisition at their respective fair values as of the acquisition date in the Company's consolidated financial statements.

Foreign Currency Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar (“$”), which is the Company’s reporting currency, while its functional currencies are the U.S. Dollar for its U.S. based operations and New Taiwan Dollar (“NTD”) for its Taiwanese based operations. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transactions in the statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency transaction in the statements of operations.

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss).

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is estimated based on historical experience, credit quality, age of the accounts receivable balances, and economic conditions that may affect a customer’s ability to pay. The allowance for uncollectible accounts receivable was zero as of September 30, 2017 and December 31, 2016.

Long-term receivable

Long-term receivables include liquidation rights to proceeds from collateralized land. An allowance for uncollectible receivable is estimated based on historical data and land appraisal report provided by third party specialists. The allowance for uncollectible long-term receivable was zero as of September 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

All financial instruments classified as current assets and liabilities are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

Property and equipment	Estimated Useful Life
Vehicles	5 years
Equipment	2~5 years

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

The Company performs a one-step test in its evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in our consolidated statements of operations.

Assets with definite lives are carried at cost less accumulated amortization. Intangible assets with definite lives are amortized using the straight-line method over the estimated economic life.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Revenue recognition

The Company recognizes revenues when all of the following have occurred: persuasive evidence of arrangement with the customer, services have been performed, fees are fixed or determinable and collectability of the fees is reasonably assured. For commission revenues, the Company recognizes at the later of the billing or the effective date of the related insurance policies. The commission is based on a percentage basis in the contract and is determined by the insurance carrier in advance of the contractual period. The Company recognizes supplemental commission revenues using internal data and information received from insurance carriers that allows the Company to reasonably estimate the supplemental commissions earned in the period. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier, and is established periodically in advance of the contractual period based on historical performance criteria.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the periods presented, the Company did not have any common equivalent shares that would be dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. The Company believes that the adoption of the standard will not have a significant impact on its consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2.         PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Land	$ 6,634,911	$ 5,902,201
Vehicles	80,775	67,960
Equipment	54,989	55,069
Property and equipment - gross	6,770,675	6,025,230
Accumulated depreciation	(65,339)	(68,845)
Property and equipment - net	$ 6,705,336	$ 5,956,385

During the nine months ended September 30, 2017, the Company acquired three properties with a total area of approximately 6,830 square meters in Kyushu, Japan. These properties are held in trust for the benefit of the Company under the name of the Company’s chairman, Kuan Yu Chen.

The seller of 3 pieces of land that the Company acquired in 2013 has a first lien on the land until 2019. The land is located in Taiwan and has a book value of approximately $2 million (NTD 60,000,000).

For the three and nine months ended September 30, 2016 and 2017, depreciation expense was as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Depreciation expense	$ 21,872	$ 3,681	$ 33,843	$ 39,697

In June 2016, the Company sold 2 vehicles, details of the transactions are listed below:

Sale proceeds	$ 44,000
Net book value on disposal date	34,214
Realized gain on disposal	$ 9,786

NOTE 3. DISPOSAL OF XO EXPERIENCE INC.

On December 31, 2016, the Company decided to dissolve XO. The Company segregated the assets and liabilities of XO on its balance sheet from the assets and liabilities of continuing subsidiaries when it decided to dissolve XO.  As a result of the decision to dissolve XO, XO’s assets, liabilities, revenues and expenses have been classified as discontinued operations on the consolidated statement of operations for the three and nine months ended September 30, 2016.  The components of discontinued operations summarized on the statements of operations are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$ -	$ 156,276
General and administrative expenses	(35,917)	(143,695)
Net income (loss) from discontinued operations	$ (35,917)	$ 12,581

There were no assets or liabilities related to XO on the balance sheets as of September 30, 2017 and December 31, 2016.

As of December 31, 2016, the Company wrote off XO’s residual net receivable due from companies owned by our former CEO and Chairman totaling $27,836.

NOTE 4.             LONG-TERM RECEIVABLES

In February 2010, prior to the Company’s acquisition of Mao Ren, Mao Ren acquired, from Chiu, Pao-Chi, Chiun Jing Inc., Haug Inc., Jiu Bang Inc., and Wan Fu Inc. (together, “Mao Ren Creditors”), rights to partial proceeds from future sales of collateralized land pledged by a Taiwanese company. In exchange, Mao Ren assumed a payable liability to Mao Ren Creditors for the same amount. Among the Mao Ren Creditors, Chiu, Pao-Chi represents a group of unidentified creditors to the Taiwanese company and Chiun Jing Inc., Haug Inc., Jiu Bang Inc., and Wan Fu Inc. represents different groups of creditors of the Taiwanese company.

Mao Ren initially recorded a long-term receivable of approximately $30 million (NT$913,401,823) based on a report provided by an independent appraiser at initial recognition. The appraised value constitutes the carrying amount of the seller because the agreements with the creditors stipulated that the maximum amount the creditors could recover is limited to the proceeds received from the sale of the collateralized land relative to their proportionate investment.

Subsequent to Mao Ren’s transaction with Mao Ren Creditors, three private companies were incorporated by Chen, Kuan Yu, our Chairman, and Yu, Chien Yang, our former Director to represent Mao Ren Creditors. These three private companies assumed the debt which Mao Ren owed to Mao Ren Creditors and in turn accepted promissory notes from Mao Ren as consideration.

On March 31, 2015, Green Forest acquired all of the issued and outstanding common stock of Mao Ren in exchange for $1 from Chiu, Pao-Chi, Chiun Jing Inc., Haug Inc., Jiu Bang Inc., and Wan Fu Inc. The main assets and liabilities acquired from Mao Ren included the liquidation rights to proceeds from collateralized land totaling $18,190,911 and related promissory notes payable totaling $18,190,911, respectively.

On June 12, 2015, the Company issued 29,464,575 common shares to settle the notes issued to the three private companies. The common stock issued was recorded at the par value of $1 per share. The difference between the carrying amount (that being the cost of the seller) and the par value was recorded in accumulated deficit. The Company issued those shares to our Chairman in trust for the first group of individual creditors. The second group of creditors, who wish to collect cash proceeds from the sale of collateralized land, settled with the second private company (owned by our former Director) whereby the former director would be personally liable to settle the amounts with the second group of creditors. The remaining third group of creditors were not identified and the Company has not been able to locate those creditors.

During 2016, three parcels of the land were sold and a total of approximately $11.5 million (NT$347,702,849) was allocated to the Company by the government agencies. Of the amount allocated to the Company, about $10.1 million (NT$304,792,503) was received by the Company in 2016. The remaining balance is under dispute with other creditors of the Taiwanese company.

Balances of long-term receivable are as follows:

	September 30, 2017	December 31, 2016
Long-term receivable	$ 8,688,955	$ 8,148,290

NOTE 5.         ACQUISITION OF AHI FILM INC.

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of AHI Film from Chang, Hsin-Yu, the sole shareholder of AHI Film and AHI Film’s creditor’s rights from Yu, Chien-Yang, a former director and major shareholder of the Company. The closing date of this acquisition is January 1, 2017. The Company concluded that the transaction is an acquisition of assets.

Assets acquired and liabilities assumed at the acquisition date are as follows:

Cash	$ 111,702
Accounts receivable	716
Prepaid expenses and other current assets	17,310
Fixed assets	31,635
Media assets	4,261,597
Accounts payable	(12,801)
Other payables	(4,388,368)
Other current liabilities	(21,790)
Consideration paid	$ 1

The Company performed an impairment test on the media assets acquired after acquisition and determined that the full balance of the assets is impaired due to the uncertainty in the ultimate benefit to the Company.

NOTE 6.         ACQUISITION OF AHI RECORD INC.

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of AHI Records Inc. from Chang, Hsin-Yu, the sole shareholder of AHI Records Inc. and AHI Records’ creditor’s rights from Yu, Chien-Yang, a former director and major shareholder of the Company. This transaction closed on January 1, 2017. The Company concluded that the transaction is an acquisition of assets.

Assets acquired and liabilities assumed at the acquisition date are as follows:

Cash	$ 1,973
Media assets	440,509
Other payable	(442,481)
Consideration paid	$ 1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets is to be impaired due to the uncertainty in the ultimate benefit to the Company.

NOTE 7.         ACQUISITION OF SAN LOTUS HOLDING INC (BVI)

On August 31, 2016, the Company entered into an agreement to purchase all outstanding shares of San Lotus BVI from Chang, Hsin-Yu, the sole shareholder of San Louts BVI and San Lotus BVI’s creditor’s right from Yu, Chien-Yang, a former director and major shareholder. This transaction closed on January 1, 2017.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date:

Cash	$ 100
Intangible assets	1,313,849
Other payable	(1,313,948)
Consideration paid	$ 1

The Company performed an impairment test on the assets acquired after acquisition and determined that the full balance of the assets is to be impaired due to the uncertainty in the ultimate benefit to the Company.

NOTE 8.         ACQUISITION OF Da Ren International Insurance Brokers Co. Ltd

On December 31, 2016, the Company entered into an agreement to purchase all outstanding shares of Da Ren Insurance from Wu, Ting–Kuang, the sole shareholder of Da Ren Insurance. The purpose of the acquisition of Da Ren Insurance was to complement the future development of the Company’s real estate holdings. This transaction was closed on April 1, 2017. Da Ren Insurance and the Company had common officers and directors at the time of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (translated using the exchange rate on the acquisition date):

Cash	$ 46,848
Receivables	155,596
Other assets	58,352
Intangible assets	157,283
Other payable	(73,093)
Consideration paid	$ 344,986

The Company is in the process of obtaining information necessary to measure the fair value of the assets acquired and liabilities assumed; thus the provisional measurements of intangibles, and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis.

The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

NOTE 9. INTANGIBLE ASSETS

On April 1, 2017, the Company acquired all outstanding shares of Da Ren Insurance. See Note 8. The Company is in the process of obtaining information to measure the fair value of the assets acquired and liabilities assumed in connection with the acquisition and no amortization has been recorded to date. As of September 30, 2017, the Company recorded $158,459 as intangible assets (translated using the exchange rate on September 30, 2017)

NOTE 10.           EQUITY

On July 7, 2017, the Company prepaid $39,313 (NTD 1,200,000) to purchase the Company’s common shares from an individual. The shares have not been received and the prepayment was included under other current assets in the consolidated balance sheet at September 30, 2017.

NOTE 11.           FORMATION OF AHI FILM’S LLC SUBSIDIARIES

On April 23, 2017, AHI Film formed four LLC subsidiaries to develop four separate film projects. The specifics of the film projects have yet to be determined. Through September 30, 2017, there are no transactions in these subsidiaries.

NOTE 12.           RELATED PARTY TRANSACTIONS

Amount due from or to related parties was as follows:

	September 30, 2017	December 31, 2016
Due from:
Chen, Kuan Yu, Chairman	$ 78,000	$ 78,000
Yu, Chien Yang, former Director	8,000	78,000
Autarky Consulting Inc.	77,854	25,516
Da Chuang Business Management Consultants.	20,362	8,030
Due from related parties	$ 184,216	$ 189,546

Due to:
Chen, Kuan Yu, Chairman	$ 11,879	$ -
Autarky Consulting Inc.	100,345	33,160
Yu, Chien Yang, former Director	89,131	7,023
Due to related parties	$ 201,355	$ 40,183

The Company’s Chairman is the Chief Financial Officer of Autarky Consulting Inc. and one of the directors of Da Chuang Business Management Consultants.

The amounts due from/to related parties are non-interest bearing, unsecured and have no fixed terms of repayment.

The acquisitions of AHI Film Inc., AHI Records Inc., San Lotus Holding Inc. (BVI) and Da Ren Insurance in 2017 are considered to be transactions with related parties.

NOTE 13.       COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has several operating leases, primarily for offices and employee dormitories. Payments under operating leases, including periodic rent escalation and rent holidays, are expensed on a straight-line basis over the lease term. Future minimum lease payments under non-cancellable operating leases as of September 30, 2017 are as follows:

	Year ended December 31, 2017	Year ended December 31, 2018	Year ended December 31, 2019	Total
Lease payments	$ 17,121	$ 47,458	$ 2,752	$ 67,331

Rent expense was as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Rental expense	$ 20,179	$ 16,791	$ 54,059	$ 35,926

Contingent payable to creditors of Mao Ren

As outlined in Note 4, the Company could not locate the third group of creditors of Mao Ren and could not settle any of their debts. Should these creditors come forward to claim their debt, there is a risk that the Company would be obligated to settle with these creditors and the potential obligation could result in a liability to the Company. As at the date of these financial statements, the Company cannot reasonably estimate the amount of any contingent payments to these creditors. During 2016, the courts liquidated a large plot of land and allocated proceeds to the Company.  The courts did not set aside any amount for the creditors that cannot be reached and have not come forward to place the claim during the process, and therefore the Company believes it does not have a resulting financial liability to such creditor.

NOTE 14.       SEGMENT INFORMATION

The Company has two principal reportable segments, one of which is considered to be discontinued operations at September 30, 2017. These reportable segments were determined based on the nature of products and services offered. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The following table lists the Company’s operating results by segment:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Travel Services*	$ -	$ 12,581
Real Estate	(161,152)	(160,359)
Other	(1,110,355)	-
Impairment loss	(6,017,900)	-
Net loss	$ (7,289,407)	$ (147,778)

* The Company’s travel services business segment is considered to be a discontinued operations as at December 31, 2016 due to the dissolution of XO which is the only entity carrying out travel services. Further information about this segment is outlined in Note 3.

The following table lists the Company’s capital assets by geographical area:

	September 30, 2017	December 31, 2016
U.S.A.	$ 16,121	$ -
Taiwan	6,340,961	5,956,385
Japan	348,254	-
Capital assets	$ 6,705,336	$ 5,956,385

NOTE 15.           CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. The majority of the Company’s cash is deposited with banks in Taiwan. The government-owned Central Deposit Insurance Corporation in Taiwan provides deposit insurance coverage limit of up to $98,994 (NT$3,000,000) per depositor. As of September 30, 2017, the Company had $49,867 held by banks in Taiwan.

NOTE 16.       RESTATEMENT AND CORRECTION OF ERRORS

Subsequent to the issuance of the Company’s 2015 consolidated financial statements on May 6, 2016, the Company became aware of errors in certain previously reported amounts in its 2015 consolidated financial statements related to the acquistion of XO and Mao Ren and the application of its revenue recognition policy. These errors were related to the measurement of the purchase price allocation on acquistion dates and the subsequent measurement of these amounts as well as the recognition policy of the revenue from the travel services business. The Company has also identified other adjustments that have been corrected as part of this restatement, including classification of related party balances, and adjustments to accounts receivable and unearned revenue related to errors in revenue recognition. The errors in revenue recognition are related to the fact that the Company booked revenue on a gross basis instead of net basis in accordance with ASC 605-45 Revenue Recognition: Principal Agent Considerations. The purchase price allocation has been adjusted to reflect the estimated fair value of Mao Ren’s long-term receivable. The Company determined its previously issued consolidated financial statements should be restated to correct these errors. The following tables summarize the impact of the restatement on our previously reported consolidated balance sheets as of September 30, 2016, consolidated statement of comprehensive loss, and consolidated statement of cash flows for the nine months period ended September 30, 2016.

Consolidated balance sheet at September 30, 2016:

	As previously reported	Adjustments	As restated
Current assets
Cash	$ 53,424	$ -	$ 53,424
Prepaid expenses and other current assets	1,325,808	(412,495)	913,313
Due from related parties	-	171,686	171,686
Current assets	1,379,232	(240,809)	1,138,423
Property and equipment, net	6,133,563	-	6,133,563
Goodwill	1,194,674	(1,194,674)	-
Long-term receivables	27,280,037	(10,096,718)	17,183,319
Other assets	8,052	-	8,052
Total Assets	$ 35,995,558	$ (11,532,201)	$ 24,463,357

Current liabilities
Accounts payable and accrued liabilities	$ 506,484	$ (238,903)	$ 267,581
Due to related parties	-	22,199	22,199
Total liabilities	506,484	(216,704)	289,780

Common stock	42,003,333	-	42,003,333
Additional paid-in capital	24,000	-	24,000
Treasury stock	(1,815,415)	(462,360)	(2,277,775)
Subscription receivable	(2,963,389)	2,963,389	-
Accumulated deficit	(1,202,200)	(13,939,192)	(15,141,392)
Accumulated other comprehensive loss	(557,255)	122,666	(434,589)
Total Liabilities and Equity	$ 35,995,558	$ (11,532,201)	$ 24,463,357

Consolidated statement of loss and comprehensive loss for the nine months ended September 30, 2016:

	As previously reported	Adjustments	As currently reported (Restated)
Revenue	$ 482,421	$ (482,421)	$ -
Cost of sales	479,129	(479,129)	-
Gross profit	3,292	(3,292)	-
General and administrative expenses	280,342	(110,556)	169,786
Gain (loss) from operations	(277,050)	107,264	(169,786)

Other income	9,427	-	9,427
Net loss from continuing operations	(267,623)	107,264	(160,359)
Net income from discontinued operations	-	12,581	12,581
Net income (loss)	$ (267,623)	$ 119 845	$ (147,778)

Loss per share - Basic and diluted	$ (0.02)	$ 0.00	$ (0.00)
Weighted average shares outstanding - basic and diluted	10,723,343	29,002,215	39,725,558

Net income (loss)	$ (267,623)	$ 119,845	$ (147,778)
Foreign exchange translation	-	1,254,871	1,254,871
Total comprehensive loss	$ (267,623)	$ 1,374,716	$ 1,107,093

Consolidated statement of cash flows for the nine months ended September 30, 2016:

	As previously reported	Adjustments	As currently reported (Restated)
Net cash provided by (used in) operating activities	$ (123,100)	$ 165,343	$ 42,243
Net cash provided by investing activities	42,767	77,200	119,967
Net cash used in financing activities	-	(130,362)	(130,362)
Effect of exchange rate on cash	(2,368)	16,263	13,895
Change in cash and cash equivalents during the period	(82,701)	128,444	45,743
Cash and cash equivalents, beginning of the period	136,125	(128,444)	7,681
Cash and cash equivalents, end of the period	$ 53,424	$ -	$ 53,424

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

BUSINESS OVERVIEW

San Lotus Holding Inc was incorporated in the State of Nevada on June 21, 2011. We changed our state of incorporation from the State of Nevada to the State of California on July 21, 2015. There are two main segments to our business - (1) travel services and (2) development of destination real estate.

Travel Services - this part of our business aims to market travel products to the growing "retired baby boomer" market, which was an initial focus on the Asian market, via developing and operating a global travel and leisure agency business. We also had plans to develop joint ventures with partners in Asia to develop further potential travel related services to the market.

The transaction to enter the travel business ultimately occurred on August 14, 2015, when we purchased XO Experience Inc. ("XO"), a company based in Rosemead, California. We purchased XO for $1 and a cash infusion of $150,000 into the business. XO was incorporated at the end of fiscal year 2013, although it had carried nominal business until the time of the purchase. This was a related party transaction because the owner of the travel business was also the Chairman of our Company at the time. He resigned in January 2016. Our then chairman owned several other travel businesses at the time and the purpose of this transaction was to enable our Company to enter the travel market. In conjunction with the acquisition of XO, we had a series of various letters of intent with other travel agencies in both Canada and the United States to acquire their locations through our then Chairman's connections, including those travel agencies owned by him. We also explored the opportunities of setting up travel agencies in Taiwan and purchasing travel agencies in other countries in our quest to enter the international travel business. These ultimately did not complete once our former chairman resigned in January 2016, and accordingly, our sole entrance into the market included only the purchase of XO.

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

XO was a brick and mortar location in 9368 Valley Boulevard, Suite 2, Rosemead California. Up until our exit of that business, that location also served as our principal executive office. Since the end of 2016, the location of the principal office has been moved, by virtue of our executive team, to Taiwan under the address of 3F B302C, No. 185 Kewang Road, Longtan District, Taoyuan City, Taiwan. On December 31, 2016, our wholly-owned subsidiary, Green Forest Management Consulting Inc., a Taiwan (R.O.C.) corporation, entered into a purchase agreement to acquire the outstanding 300,000 shares of Da Ren International Insurance Brokers Co., Ltd from Wu, Ting–Kuang, the sole shareholder of Da Ren International Insurance Brokers Co.,Ltd, in exchange for $346,986 (NTD$10,500,000). And, on April 1, 2017, the transaction was closed. The transaction was also disclosed in the current report on Form 8-K filed on January 3, 2017.

Development of Destination Real Estate - Prior to the acquisition of XO, we also acquired several parcels of land. We have not developed these properties, nor have we entered into any contracts with developers. Until we have adequate cash for development work or obtain additional financing, we will hold the land.

Although there have been a number of attempts to acquire more land in the past, our landmark event occurred on March 31, 2015 when we purchased Mao Ren International Inc. ("Mao Ren"), a company incorporated under the laws of Taiwan (R.O.C.). Mao Ren was set up as an entity, by and on behalf of creditors, to recover the remaining assets to a Taiwanese company. This Taiwanese company raised approximately $300 million (including all interest and penalties), to invest in real estate deals in Taiwan. This scheme promised above-market monthly returns to approximately 3,000 investors and after several years of rapid expansion, it became evident that the scheme was unsustainable and resulted in its eventual collapse. After the collapse, these investors/creditors neither had the power nor the resources to recover their share of the money owed. After several attempts, Mao Ren was ultimately incorporated as a brand new entity to seek for liquidation of the properties owned by the debtor for and on behalf of the investors/creditors. Accordingly, Mao Ren owned the liquidation rights to the properties of the debtor. While owning the liquidation rights to the properties of the debtor, Mao Ren was obligated to pay the creditors approximately $30 million (NTD 913,401,823). After our acquisition of Mao Ren, we assumed the obligation paying the creditors the $30 million (NTD 913,401,823) on June 12, 2015. This obligation was settled by issuing to the creditors and their designees 29,464,575 shares of our common stock on June 12, 2015. While the obligation was settled by the issuance of shares, we retain the liquidation rights aforementioned. Mao Ren had initially assessed the value of the liquidation rights as $30 million (NTD 913,401,823) prior to acquisition. Upon our acquisition of Mao Ren, we have reassessed the value of the liquidation rights as approximately $18 million (NTD 568,111,405) which included the cash proceeds received from the land sales that occurred in 2016.

Courts in Taiwan have recognized our liquidation rights to the properties of debtor, and therefore administer the actual liquidation of the lands of the debtor with Mao Ren that has the priority to receive the proceeds from such liquidation. During 2016, the courts liquidated a large plot of land and allocated proceeds of approximately $11 million (NTD$347,702,849) to Mao Ren of which, about $1 million was placed in escrow as a result of dispute filed by other creditors of the Taiwanese company. The courts did not set aside any amount for the creditors that cannot be reached and have not come forward to place the claim during the process, and therefore we believe Mao Ren does not have a resulting financial liability to such creditor as of the date of this report.

Currently, the courts are in the process of liquidating the remaining land parcels and we expect to realize cash from those sales during fiscal year 2017 and going forward. Once we realize the cash, our plans are to look at other plots of land in Asia, with a focus on the real property in Japan.

We have begun to acquire the ancillary assets and know-how to augment the two main segments to our main businesses. These ancillary assets and know-how include the following: (1) intellectual property rights on media assets and media production capabilities and (2) proprietary research knowledge on tourism development in Japan and holding structure for future overseas development. These intellectual property rights on media assets and media production capabilities were acquired as a result of agreements entered to purchase AHI Film Inc. and AHI Records Inc. on August 31, 2016. These transactions were closed on January 1, 2017. The said media assets, which are held under these two companies and their subsidiaries, include, but not limited to, a feature motion picture; professional-grade photographs; professional-grade video footages; two completed music albums; and one semi-completed music album as well as other miscellaneous items. On April 23, 2017, AHI Film Inc. formed four subsidiaries, Brownstone, LLC; Anotherotto, LLC; Backstage Pass, LLC; and Penelope Pitstop, LLC, to produce films. Each of the foregoing Limited Liability Companies will produce a film. Through the acquisitions, key personnel have been retained to ensure that the crucial functions to media production are kept in house for future development. We have concluded that these transactions were asset acquisitions. Separately, due to significant projected capital investments into Japan, the substantial efforts, in both time and resources, are devoted to develop and acquire the knowledge on the Japanese economy as a whole. Through an agreement entered on August 31, 2016 and subsequently closed on January 1, 2017 to purchase San Lotus Holding Inc. registered in British Virgin Islands (the “San Lotus Holding Inc. (BVI)”), we have acquired proprietary research knowledge on tourism development in Japan. The said proprietary knowledge includes, but is not limited to, historical research; economic statistics report; geographic analysis; real estate investment analysis; and most notably tourism specific research with particular focus on destination real estate development.

Additionally, San Lotus Holding Inc. (BVI) will be used as a holding structure for future overseas development. During April and June, 2017, San Lotus Holding Inc. (BVI) acquired an aggregate of 6,830 square meters of lands in Kyushu, Japan for a total purchase price of $348,254.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues.  We generated revenue of $17,594 and $0 for the three months ended September 30, 2017 and 2016, respectively. The increase was mainly attributable to the acquisition of Da Ren International Insurance Brokers Co., Ltd in April 2017.

General and administrative expenses.  We incurred general and administrative expenses of $378,123 and $46,930 during the three months ended September 30, 2017 and 2016, respectively. The increase was mainly attributable to the acquisition of AHI Film Inc. and Da Ren International Insurance Brokers Co., Ltd in 2017.

Other income (expenses).  Other expenses were $4,886 and $362 for the three months ended September 30, 2017 and 2016, resepectively. The increase was mainly due to the loss incurred by AHI Film Inc.

Net loss from continuing operations.  Net loss from continuing operations is $365,415 and $47,292 for the three months ended September 30, 2017 and 2016, respectively.  This increase was primarily attributable to the additional expenses related to AHI FILM INC. and Da Ren International Insurance Brokers Co., Ltd.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues.  We generated revenue of $32,790 and $0 during the nine months ended September 30, 2017 and 2016, respectively. The increase was mainly attributable to the acquisition of Da Ren International Insurance Brokers Co., Ltd in April 2017.

General and Administrative Expenses.  We incurred general and administrative expenses of $1,297,309 and $169,786 during the nine months ended September 30, 2017 and 2016, respectively. The increase was mainly attributable to the acquisitons of AHI Film Inc. and Da Ren International Insurance Brokers Co., Ltd.

Impairment loss

Impairment loss was $6,017,900 for the nine months ended September 30, 2017 and was related to the intangible assets acquired through the acquisitions in 2017. There was no impairment loss for the nine months ended September 30, 2016.

Other income (expenses), net.  Other expenses were $6,988 for the nine months ended September 30, 2017 and other income was $9,427 for the nine months ended September 30, 2016. Other income for the nine months ended September 30, 2016 was mainly related to the gain on sale of 2 vehicles of $9,786.

Net loss  As a result of the above factors, we experienced a net loss of approximately $7,289,407  and $147,788 for the nine months ended September 30, 2017 and 2016, representing an increase of approximately $7,141,629. This increase was primarily due to the impairment loss related to the intangible assets acquired through the acquisitions in 2017.

Liquidity and Capital Resources

We expect the operation of San Lotus Holding Inc.; Green Forest Management Consulting Inc.; Da Ren International Development Inc.; Da Ren International Insurance Brokers Co., Ltd; Mao Ren International Inc.; AHI Film Inc.; AHI Records Inc.; and San Lotus Holding Inc. in British Virgin Islands to require approximately $1.7 million to carry out planned operations for the next 12 months. This includes as follows:

We expect our monthly expenses to continue at the rate of approximately $130,000 after December 31, 2016, not including the costs we will incur in running any of our planned acquisitions or embarking on any real estate development activities. To meet our needs for cash required for sustaining our businesses and completing our planned acquisitions, we will need to generate sufficient revenues or require additional funding.

As of September 30, 2017, we had $241,548 cash and cash equivalents.

Our cash used in operating activities for the nine months ended September 30, 2017 was $1,803,543 compared to $42,243 cash provided by the operating activities for the nine months ended September 30, 2016. The increase of cash used in operating activates was primarily attributable to the acquisitions of AHI Film Inc., AHI Record Inc. and Da Ren International Insurance Brokers Co. Ltd in 2017.

Our cash used in investing activities for the nine months ended September 30, 2017 was $540,948 compared to $119,967 cash provided by investing activities for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we paid $184,366 (net of cash acquired) to acquire AHI Film Inc., AHI Record Inc. and Da Ren International Insurance Brokers Co. Ltd and paid $356,582 to acquire properties in Japan. During the nine months ended September 30, 2016, We collected $929,013 of the long-term receivable and advanced $812,758 to AHI Film, Inc.

Our cash used in financing activities for the nine months ended September 30, 2017 was $5,339,401 compared to $130,362 for the nine months ended September 30, 2016. The increase of cash used in financing activities for the nine months ended September 30, 2017 was mainly related to payments made to related parties for liabilities assumed from our 2017 acquisitions.

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

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which assumes the realization of assets and discharge of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had an accumulated deficit of $23,771,094 as of September 30, 2017.

We face all the risks common to companies at the early stage, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams and difficulties in managing growth. Our losses raise substantial doubt about its ability to continue as a going concern.

We are currently addressing our liquidity issue by continually seeking investment capital through private placements of common stock and debt. Our expected cash receipts to fund our liabilities are through the realization of our long-term receivable. We believe our current and future plans enable us to continue as a going concern. Our ability to achieve these objectives cannot be determined at this time. These consolidated financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities other than the normal course of business and at amounts which may differ from those in the accompanying consolidated financial statements.

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

Impact of Accounting Pronouncements

We believe there were no recent accounting pronouncements that had a material effect on the Company's financial position or results of operations.

Recently Issued Accounting Policies

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We believe that the adoption of the standard will not have a significant impact on its consolidated financial statements.

We do not believe that there are any other new accounting pronouncements that have been issued but not yet adopted will have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management, including the Chairman and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2017. Based on this evaluation, the Chairman and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company's management, including the Chairman and Chief Financial Officer reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of September 30, 2017 and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our management knows of no material existing or pending legal proceeding, litigation or claim against us, nor are we involved as a plaintiff in any material existing legal proceeding or pending legal proceeding, litigation or claim except discussed as follows. In November 2015, after an auction administered by the court in Taiwan, our debtor’s land in Yilan County, Taiwan was sold for $16,935,354 (NTD 546,656,000)  (“Auction Price”). The portion of Auction Price to which we are entitled to is $9,332,772 (NTD 301,252,556). However, in December 2016, only $8,023,793 (NTD 259,000,000) was paid to us and the remaining amount of $1,308,980 (NTD$42,252,556) is still subject to an objection. Collectability of the $1,308,980 (NTD$42,252,556) is uncertain.

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

SAN LOTUS HOLDING INC.

Date: November 14, 2017	By:	/s/Chen, Kuan-Yu
Chen, Kuan-Yu Chairman

Date: November 14, 2017	By:	/s/Lin, Mu-Chen
Lin, Mu-Chen Chief Financial Officer and
Principal Accounting Officer